Form 10-Q
period 2015-02-28
Devago, Inc.
filed 2015-05-14
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 28, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-201319
DEVAGO INC.
(Exact name of registrant as specified in its charter)
Nevada				38-3954047
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic
(Address of principal executive offices)				(Zip Code)
809-994-4443
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[X]	YES	[ ]	NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
20,000,000 common shares issued and outstanding as of May 14, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Devago Inc.

February 28, 2015

Index

Balance Sheets (unaudited)...................................................................................................................................................... F–2

Statements of Operations (unaudited).................................................................................................................................... F–3

Statement of Cash Flows (unaudited)..................................................................................................................................... F–4

Notes to the Financial Statements (unaudited)..................................................................................................................... F–5

DEVAGO INC.

Balance Sheets

(Unaudited)

	February 28, 2015	November 30, 2014
ASSETS

Current Assets

Cash and cash equivalents	$3,308	$15,000

Total current assets	3,308	15,000

Website, net of amortization of $135	14,865	-

Total assets	$18,308	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$76	$-
Due to related party	15,000	-

Total Liabilities	15,076	-

STOCKHOLDER’S EQUITY

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding	200	200
Additional paid-in capital	19,800	19,800
Accumulated deficit	(16,768)	(5,000)

TOTAL STOCKHOLDERS’ EQUITY	3,232	15,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,308	$15,000

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Statements of Operations

(Unaudited)

For the Three Months Ended February 28,
2015

Operating Expenses
General and administrative	11,693

Total Operating Expenses	$(11,693)

Other income (expense)
Interest expense	(76)

Total other income (expense)	(76)

Net Loss	$(11,769)

Net Loss Per Common Share – Basic and Diluted	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	20,000,000

The accompanying notes are an integral part of these financial statements.

F-3

DEVAGO INC.

Statement of Cash Flows

(Unaudited)

For the Three Months Ended February 28,
2015

Cash Flows From Operating Activities

Net loss	$(11,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	76
Cash (used in) operating activities	(11,693)

Cash Flows From Investing Activities
Payments for website	(15,000)
Cash (used in) investing activities	(15,000)

Cash Flows From Financing Activities
Proceeds from related party advances	15,000
Cash provided by financing activities	15,000

Net change in cash	(11,693)

Cash and cash equivalents, Beginning of Period	15,000

Cash and cash equivalents, End of Period	$3,308

Supplementary Cash Flows Information:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Notes to the Financial Statements

NOTE 1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

DEVAGO INC. (“we”, “us”, “our” or the “Company”) was formed on September 8, 2014 in Nevada.  We are a start-up stage company and engaged in the creation of mobile software applications “Apps.” Our strategic initiative includes developing and marketing our current mobile application, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of November 30, 2014, the Company has incurred losses totaling $16,768 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)      Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year-end is November 30.

b)      Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

  NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                d)      Foreign Currency Transactions

The Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency exchange rates.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Revenues and expenses are translated at average rates for the year.  Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

                e)      Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                f)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended November 30, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at November 30, 2014.

                g)      Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $135 was booked for the three month period ended February 28, 2015.

h)            Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2015, the Company has no potentially dilutive securities outstanding.

i)      Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the period ended February 28, 2015.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j)        Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

k)        Subsequent Events

The Company’s management reviewed all material events from November 30, 2014 through the issuance date of these financial statements for disclosure consideration.

l)      New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended February 28, 2015.

NOTE 3.               RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand.

NOTE 4.           STOCKHOLDERS’ EQUITY

a)      The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)      At inception on September 8, 2014, 20,000,000 shares of common stock were issued to the sole director of the Company at $0.001 per share for cash proceeds of $20,000.

NOTE 5.         SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after February 28, 2015 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does not have any material subsequent events to disclose.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

We are a development stage company and engaged in the creation of mobile software applications “Apps.” Our strategic initiative includes developing and marketing our own mobile applications, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

Currently, we have no fully-developed revenue generating mobile applications. We intend to build a harmonious portfolio of apps that will service a wide range of industries and consumers. We currently have one application (Hotchek) in our portfolio.  Hotchek is a multi-use customizable application designed to enable users to easily engage their network audience with the use of highly interactive polls and surveys.

Hotchek is currently in its final stages of development. Our development team for the project is our officer and director, Jose Armando Acosta Crespo, and Softaddicts, a Florida based company that provides web and software development solutions. To date, we have paid Softaddicts $15,000 to help develop the Hotcheck application.  This money was used to provide the following services:

1)       Application and form design;

2)       Database design and architecture;

3)       Programmatic code to connect the forms to the database; and

4)       Compile iOS and Android applications.

There were no statements of work in connection the above services.

Mr. Crespo oversaw the development work by Softaddicts, made modifications as needed and tested the source imagery and marketing content for the messaging. The services provided by Softaddicts and Mr. Crespo resulted in a working prototype of the application and information page about its functions.  This information page is found at http://wwha.softaddicts.com/public-campaigns. Our sole officer and director loaned us $15,000 to pay Softaddicts under an 8% demand promissory note dated February 5, 2015.

Under a Development Agreement dated February 5, 2015, we have outsourced more work in connection with the development for Hotchek to Softaddicts.  The agreement with Softaddicts may be terminated upon 15 days’ notice. We are obligated to compensate Softaddicts at an hourly rate of $45 per hour for its work on the project.

We have planned for three releases associated with the Hotchek app, with the following features and costs:

1)       Currently we are in development of release one where we are approximately 70% complete on the prototype. Release one should be completed within 60-90 days at a budget of $10,000. Softaddicts will start the completion of release one as soon as we fund the $10,000. The $10,000 will be a retainer against the hourly rate of $45 under the agreement with Softaddicts. The $10,000 will be in addition to the $15,000 we already paid to Softaddicts.

2)       Release two will require an additional $15,000 and take 30-60 additional days to complete.  The time necessary to complete release two may coincide with the time to complete release one.

3)       Release three will be based on the feedback from customers using released versions of release one and two. The time period and budget is unknown until we receive feedback and have a better understanding of the amount of development work required.

We expect to complete releases one and two of the Hotchek app and have it ready for commercial sale by summer 2015.

We plan to derive revenue by way of the sale and licensing of our developed and acquired mobile applications, as well as sale of in-app advertising.

Plan of Operation

We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months will be approximately $105,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Offering expenses	Current	$20,000
Legal and accounting fees	12 months	$25,000
Product Development	12 months	$25,000
Website Development	12 months	$10,000
Sales and Marketing	12 months	$25,000
Working Capital	12 months	$20,000
Total		$105,000

If we are not able to raise the full $105,000 to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the development of our website, product development and sales and marketing activities.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

As of the date of this quarterly report, we have not raised any funds and no shares have been issued through our public offering.

Results of Operations – For the Three Month Period Ended February 28, 2015

We have not earned any revenues from inception through February 28, 2015.

Three Months Ended February 28, 2015
Revenues	$ -
Expenses	$ 11,769
Net Loss	$ (11,769)

We incurred a net loss in the amount of $11,769 for the three month period ended February 28, 2015.

Our operating expenses for the three month period ended February 28, 2015 included $7,693 in legal fees and $4,000 in accounting fees.

We also incurred $76 in interest expenses for the three month period ended February 28, 2015.

Liquidity and Capital

Working Capital	As of	As of
	February 28, 2015	November 30, 2014
Current Assets	$ 3,308	$ 15,000
Current Liabilities	$ 15,076	$ -
Working Capital	$ (11,768)	$ 15,000

Cash Flows	Three Months Ended
February 28, 2015
Net Cash (Used in) Operating Activities	$ (11,693)
Net Cash (Used in) Investing Activities	$ (15,000)
Net Cash Provided by Financing Activities	$ 15,000
Net Decrease In Cash During The Period	$ (11,693)

As of February 28, 2015, we had a working capital deficit of $11,768, $3,308 in current assets and $15,076 in current liabilities. We used a total of $76 in operating activities, $15,000 in investing activities and raised $15,000 through financing activities for the three month period ended February 28, 2015.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from the our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•      The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•      The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•      The amount of revenue can be measured reliably;

•      It is probable that the economic benefits associated with the transaction will flow to the entity; and

•     The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

 We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVAGO INC.
May 14, 2015
	BY:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.