Form 10-Q
period 2015-05-31
Devago, Inc.
filed 2015-07-16
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			May 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-201319
DEVAGO INC.
(Exact name of registrant as specified in its charter)
Nevada				38-3954047
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic
(Address of principal executive offices)				(Zip Code)
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

				[ ]	YES	[X]	NO

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
24,082,004 common shares issued and outstanding as of July 10, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

Devago Inc.

May 31, 2015

Index

Condensed Balance Sheets (unaudited)................................................................................................................................. F–2

Condensed Statements of Operations (unaudited)............................................................................................................... F–3

Condensed Statement of Cash Flows (unaudited)............................................................................................................... F–4

Notes to the Condensed Financial Statements (unaudited)................................................................................................ F–5

DEVAGO INC.

Condensed Balance Sheets

(Unaudited)

	May 31, 2015	November 30, 2014
ASSETS

Current Assets

Cash and cash equivalents	$27,541	$15,000

Total current assets	27,541	15,000

Website, net of amortization of $675	14,325	-

Total assets	$41,866	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$4,484	$-
Due to related party	15,000	-

Total Liabilities	19,484	-

STOCKHOLDER’S EQUITY

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 23,960,004 and 20,000,000 shares issued and outstanding, respectively	240	200
Additional paid-in capital	47,327	19,800
Accumulated deficit	(25,185)	(5,000)

TOTAL STOCKHOLDERS’ EQUITY	22,382	15,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,866	$15,000

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Condensed Statements of Operations

(Unaudited)

	For the Three months Ended May 31,	For the Six months Ended May 31,
	2015	2015

Operating Expenses
General and administrative	8,087	19,781

Total Operating Expenses	8,087	$19,781

Other income (expense)
Interest (expense)	(302)	(378)
Gain (Loss) on Foreign Exchange	(26)	(26)

Total other income (expense)	(328)	(404)

Net Loss	$(8,415)	$(20,185)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	20,043,044	20,021,639

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Condensed Statement of Cash Flows

(Unaudited)

For the Six months Ended May 31,
2015

Cash Flows From Operating Activities

Net loss	$(20,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	675
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,484
Cash (used in) operating activities	(15,026)

Cash Flows From Investing Activities
Payments for website	(15,000)
Cash (used in) investing activities	(15,000)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	27,567
Proceeds from related party advances	15,000
Cash provided by financing activities	42,567

Net change in cash	12,541

Cash and cash equivalents, Beginning of Period	15,000

Cash and cash equivalents, End of Period	$27,541

Supplementary Cash Flows Information:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

DEVAGO INC. (“we”, “us”, “our” or the “Company”) was formed on September 8, 2014 in Nevada.  We are a start-up stage company and engaged in the creation of mobile software applications, or “Apps.” Our strategic initiative includes developing and marketing our current mobile application, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of May 31, 2015, the Company has incurred losses totaling $25,185 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

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

                f)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended May 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at May 31, 2015.

                g)      Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $675 was booked for the three month period ended May 31, 2015.

h)            Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2015, the Company has no potentially dilutive securities outstanding.

i)      Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the period ended May 31, 2015.

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

l)      New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended May 31, 2015.

NOTE 3.               CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on May 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements.  The results of operations for the six months ended May 31, 2015 are not necessarily indicative of the operating results for the full year.

NOTE 4.               RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand.

NOTE 5.           STOCKHOLDERS’ EQUITY

a)      The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)      At inception on September 8, 2014, 20,000,000 shares of common stock were issued to the sole director of the Company at $0.001 per share for cash proceeds of $20,000.

c)     As at May 31, 2015, the Company issued a total of 23,960,004 shares of common shares at $0.007 per share for a total of $27,567.

NOTE 6.         SUBSEQUENT EVENTS

On June 1, 2015, the Company closed it public offering by issuing a total of 24,082,004 shares of its common stock at $0.007 per share for a total of $28,416.

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

Overview

We are a development stage company and engaged in the creation of mobile software applications, or “Apps.” Our strategic initiative includes developing and marketing our own mobile applications, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

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

We were not able to raise the full $105,000 from our initial offering. We will scale back our business development in line with the available capital.  Our primary priority will be to retain our reporting status with the SEC, which we have sufficient capital to cover at this time.  We are currently looking to secure additional financing to focus on the development of our website, product development and sales and marketing activities.

As at May 31, 2015, the Company issued a total of 23,960,004 shares of common shares at $0.007 per share for a total of $27,567.

On June 1, 2015, the Company closed it public offering by issuing a total of 24,082,004 shares of its common stock at $0.007 per share for a total of $28,416.

Results of Operations – For the Three and Six Months Period Ended May 31, 2015

We have not earned any revenues from inception through May 31, 2015.

	Three months Ended May 31, 2015	Six months Ended May 31, 2015
Revenues	$-	$ -
Expenses	$8,415	$20,185
Net Loss	$(8,415)	$ (20,185)

We incurred a net loss in the amount of $8,415 and $20,185 for the three and six month period ended May 31, 2015, respectively.

Our operating expenses for the three and six month period ended May 31, 2015, included $1,250 and $5,250 in accounting fees, $2,250 and 2,250 in consulting fees, $3,735 and 11,428 in legal fees, and $179 and $0 in professional fees, as well as $675 and $0 in amortization expenses, respectively.

We also incurred $303 and 378 in interest expenses for the three and six month period ended May 31, 2015, respectively.

Liquidity and Capital

Working Capital	As of	As of
	May 31, 2015	November 30, 2014
Current Assets	$ 27,541	$ 15,000
Current Liabilities	$ 19,484	$ -
Working Capital	$ 8,057	$ 15,000

Cash Flows	Six months Ended
May 31, 2015
Net Cash (Used in) Operating Activities	$ (15,026)
Net Cash (Used in) Investing Activities	$ (15,000)
Net Cash Provided by Financing Activities	$ 42,567
Net Increase (Decrease) In Cash During The Period	$ 12,541

As of May 31, 2015, we had working capital of $8,057, $27,541 in current assets and $19,484 in current liabilities. We used a total of $15,026 in operating activities, $15,000 in investing activities and raised $27,567 through financing activities for the six month period ended May 31, 2015.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

 We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended May 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2015, our registration statement on Form S-1 (File No. 333-201319) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 24,082,004 shares of our common stock at $0.007 per share for a total of $28,416. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on March 17, 2015 pursuant to Rule 424(b).

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
July 15, 2015
	BY:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.