Form 10-K
period 2015-11-30
Devago, Inc.
filed 2016-07-01
CIK 1627611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-201319

Devago, Inc.
(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic	________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 809-994-4443
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 24,082,004 common shares issued and outstanding as of June 1, 2016.

PART I

Item 1. Business

Our Business

We are a development stage company in the business of acquiring, developing, marketing and selling mobile application software. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

▪	Formation of the company;
▪	Development of our business plan;
▪	Building an online presence;
▪	Design and development of our initial mobile application

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

We expect that Apple and Android online App stores will be the primary distribution, marketing, promotion and payment platform for our mobile Apps.  Operations will also take place through our company website “devagoinc.com,” which intends to serve as a multipurpose marketplace for the sale of our mobile applications.

Our planned website, devagoinc.com, is in the development stage. In addition, our product offering is also in the development stage. We have only recently begun operations, have no sales or revenues, and therefore rely upon the sale of our securities or debt financing to fund our operations. We have a going concern uncertainty as of the date of our most recent financial statements.

We intend to meet our cash requirements for the next 12 months by generating revenue and through a combination of debt financing and equity financing. We currently do not have any arrangements or commitments in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

As we did not raise the $105,000 budget that we require to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our corporate, legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

We will prioritize our corporate activities as chronologically laid out below as these activities need to be undertaken as a prerequisite for future operations.

Market Trends and Opportunity

It is still too early to predict the trajectory that apps will take; however, it is becoming clear - the mobile browser is taking a back seat to mobile apps. Analytics firm Flurry has published data on mobile usage by US consumers during Q1 2014. While users are spending more time on their devices (an average of 2 hours and 42 minutes per day, up four minutes on the same period last year), how they use that time has changed as well. Only 22 minutes per day are spent in the browser, with the balance of time focused on applications. This is a reality that enterprises around the world are now taking on in the development of their marketing and business strategies.

Devago believes the mobile channel is opening up new ways for companies to nurture customer relationships in ways not possible in the past. Via the deployment of strategic apps, mobile presents businesses with a unique opportunity to engage customers with a product or service anytime, anywhere, in a manner that is specifically tuned to their individual needs. The mobile experience also delivers a rich set of analytics that provides hard-to-come-by insights into everything from a customer's buying behavior to his or her actual physical location, allowing companies to custom tailor the conversation while also setting the stage for interaction that is all about intention.

Mobile opens up a world of data that no other channel can provide, with access to a user’s on-the-go lifestyle, consumption habits, social, transactions and is the fabric to connecting to the world around us – it truly tells marketers who their consumer is. We believe that we have the expertise and keen eye for applications that facilitate mobile relationship marketing (MRM) as a critical area for companies to gain competency and competitive advantage. We endeavor to become one of leading mobile applications providers within the space of mobile relationship marketing.

The Graph above is a breakdown of the overall mobile advertising revenues spent versus time spent on Mobile.  Google accounts for 18% of time spent on Mobile and has a high market share in terms of ad revenues at 49.3% of advertising spent. The rest of the apps, including gaming apps, are simply not getting their fair share of advertising spent. The “other” apps command 65.3% of time spent but only receive 32% of ad revenues. We believe this represents a massive opportunity for applications to monetize through advertising.  Globally ad spend jumped by 105% in 2013. eMarketer also projects that the mobile ad market will grow 75% in 2014 for a total of $31.5 billion, making the opportunity even bigger. Please note, while the foregoing industry predictions are based on publicly available third party industry reports, there are wide ranging variations in the predictions regarding the size of the future mobile applications market and undue reliance should not be placed on these statistics.

Current Product

Our primary products will be mobile applications. We plan to develop internal mobile applications and also to acquire existing mobile applications (“apps”) that are complementary to our existing business and the breadth of our offerings. We intend to build a harmonious portfolio of apps that will service a wide range of industries and consumers.

Currently, we have no fully-developed revenue generating mobile applications. We currently have one application (Hotchek) in our portfolio.  Hotchek is a multi-use customizable application designed to enable users to easily engage their network audience with the use of highly interactive polls and surveys.

Hotchek is currently in its second phase of the final stage of development. To date, we have paid Softaddicts $15,000 to help develop the Hotcheck application. Softaddicts is no longer being used for development of our software as the development team has changed as the project migrated into the second phase.

During the first phase of development the following services were provided:

1.	Application and form design;

2.	Database design and architecture;

3.	Programmatic code to connect the forms to the database; and

4.	Compile iOS and Android applications.

 There were no statements of work in connection the above services.

Mr. Crespo oversaw the development work by Softaddicts, made modifications as needed and tested the source imagery and marketing content for the messaging. The services provided by Softaddicts and Mr. Crespo resulted in a working prototype of the application and information page about its functions.  This information page is found at http://wwha.softaddicts.com/public-campaigns. Our sole officer and director loaned us $15,000 to pay Softaddicts under an 8% demand promissory note dated February 5, 2015. We no longer use the services of Softaddicts as their scope of work has concluded.

We have planned for three releases associated with the Hotchek app, with the following features and costs:

1.	During Phase 1 we developed release one where approximately 70% of the prototype was completed.

2.	Release two will require an additional $15,000 and take 30-60 additional days to complete.

3.	Release three will be based on the feedback from customers using released versions of release one and two. The time period and budget is unknown until we receive feedback and have a better understanding of the amount of development work required.

We have completed release one and continue to work on release two of the Hotchek app and hope to have it ready for commercial sale during the 4th quarter of 2016.
We expect to complete releases one and two of the Hotchek app and have it ready for commercial sale by in 2016.

During the period from September to November, 2015, the Company performed design and implementation of the Chrome extension, iOS, and Android Apps for Hotchek.  A framework was completed to solidify short and long term goals of the product.  Unit testing was also completed, and functionality of the extension was tested.  Scalability of the projects have been considered during design of the applications.

During the period from December, 2015, to February, 2016, the UAT of the chrome extension was completed, and the product was tested across different versions, screen resolutions, and operating systems.  Customer feedback was sought on the usability of the extension, and changes were made to incorporate customer suggestions.  The application was made ready for live deployment.  Work was completed on the coding of the mobile apps for Andriod and iOS.  Unit testing of the mobile apps was completed during this period, involving testing on various versions of the operating systems and hardware.

Aside from our internal applications, we plan to acquire Apps that are currently in development, as well as apps that are ready to be presented to the public. We plan to specialize in apps that are used to increase the customer connection, often with a social aspect; enable self-service; and obtain better information on customer preferences.

Revenue Generation

We plan to derive revenue by way of the sale of our developed and acquired mobile applications as well as through advertisement integration. We plan to use advertising integration in the free versions of our mobile applications that are downloaded by consumers/end users. We will also look to generate revenue from clients by sale of premium subscription packages that offer greater levels of usage or access to advanced features within the application.

We are engaged in the monetization of mobile application software or “Apps” through four revenue generating platforms: (i) development of customized Apps for third parties to monetize their particular intellectual property, persona or brand, (ii) incubation of Apps in partnership with third parties, (iii) sale of advertising and sponsorship opportunities directly to brands via mobile advertising networks and (iv) acquisition of Apps from other developers and use of a proprietary application programming interface, or API, to make Apps recommendations for our user base.

Marketing

Awareness of the services, competitive advantages and revenue potential that we are able to provide through our mobile applications, is expected to be delivered through the implementation of a number of marketing initiatives including search engine optimization, website completion, hosted video demonstrations, third party service contacts, product reviews, tradeshow attendance, as well as blogging and other forms of social media which are driven by technology and mobile flexibility. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations.

Company Website – We believe that using the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming apps as well as industry related information regarding new technology and device updates. We have developed our preliminary website, and are in the process of developing a more advanced site where we can provide more detailed information regarding our apps designs and features. We have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website.

App Landing Page- Apart from the app page within the app store, a dedicated website for our application is necessary to harness the potential of search engines. Apart from the major ASO factors, search engines and SEO can also be used as a potential route to app discovery. If our app gathers enough traction and momentum, it will attract positive ratings and would rank better for a relevant search query in the app stores as well.

Integration into our clients’ existing advertising and marketing strategies-We will focus a significant portion of our marketing and public relations efforts towards soliciting corporations or organizations to use our Hotchek mobile application within their online advertising and marketing campaigns.

We anticipate expansive growth of our subscriber base as enlisted enterprises reach out to their customers or end users to download and use our mobile application as a means to completing their interactive survey or questionnaire. We will focus its sales and promotional efforts towards organizations that have a high business to consumer component and want to deliver their brand via the mobile application space but do so in a more cost effective and time efficient manner. Focused efforts will be placed on entities with large established contact lists that are seeking innovative ways to engage their customers or end users.

Our eventual aim is to have a large enough subscriber base to attract integrated advertising revenue from big brand companies.

Customers

We currently have no customers. We are focused on several commercial enterprise markets.

For commercial use of our applications, a typical prospective customer would include;

▪	Travel Agencies

▪	Model/Talent Agencies

▪	Product retailer

▪	Service providers

▪	Bars & Restaurants

▪	Film Industry

▪	Auto Dealers

▪	Music Industry

We plan to identify and address additional target categories and industries for our products based on market research and feedback from our customers.

Competition

The app development market is very competitive, with many companies developing apps worldwide.

There are many companies who compete directly with our products and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

The business in which we operate is highly competitive.  Continued evolution in the industry, as well as technological advancements, is opening up the market to increased competition.  Other key competitive factors include: industry consolidation; price; availability of financing; product and system performance; product quality, availability and warranty; the quality and availability of service; company reputation; and time-to-market.

Intellectual Property, Proprietary Rights, Patents and Trademarks

We currently have no patents or trademarks on our brand name and have not and do not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and service names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, services, product information and sales mechanics or to obtain and use information that we regards as proprietary. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Government and Industry Regulation

We will be subject to local and international laws and regulations that relate directly or indirectly to our operations. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business. We believe that the effects of existing or probable governmental regulations will be additional responsibilities of the management of the Company to ensure that we are in compliance with securities regulations as they apply to our products as well as ensuring that the company does not infringe on any proprietary rights of others with respect to its products. We will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability we incur.

Employees and Employment Agreements

With the majority of our back office operational costs outsourced and variable, we are able to maintain a small employee base focused on income producing activities. Currently, we have one employee, which is our sole officer and director.

We currently do not have any employment agreements with our officers or directors.

Item 1A. Risk Factors

See risk factors included in our Registration Statement on Form S-1/A for March 17, 2015.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our corporate offices, which are located at Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic. Mr. Jose, supplies this office space on a rent-free basis. We do not expect this arrangement to be changed during the next 12 months.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “DVGG” on the OTCPink operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2015
Quarter Ended	High $	Low $
November 30, 2015	N/A	N/A
August 31, 2015	N/A	N/A
May 31, 2015	N/A	N/A
February 28, 2015	N/A	N/A

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of June 1, 2016, we had 33 holders of record of our common stock.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On September 8, 2014, we issued 20,000,000 shares of our common stock to our officer and director at $0.001 for $20,000.

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

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We recently closed our public offering by issuing a total of 4,082,004 shares of our common stock at $0.007 per share for a total of $28,574. We were not able to raise the full $105,000 from our offering. We will scale back our business development in line with the available capital.  Our primary priority will be to retain our reporting status with the SEC, which we have sufficient capital to cover at this time.  We are currently looking to secure additional financing to focus on the development of our website, product development and sales and marketing activities.

Results of Operations for the Year Ended November 30, 2015

The following analysis of our operating results does not contain a comparison of the year ended November 30, 2015 with a full year ending November 30, 2014.  We were formed on September 8, 2014 and do not have a full year of operating history in the November 30, 2014 fiscal year to compare with the fiscal year ended November 30, 2015.

Revenues

Our total revenue reported for the year ended November 30, 2015 was $0. We do not anticipate earning significant revenues until such time that we have fully developed our applications and have them commercially ready for sale.

Operating Expenses

Operating expenses were $41,303 for the year ended November 30, 2015, compared to $5,000 for the period from September 8, 2014 (inception) to November 30, 2014. Our operating expenses for the year ended November 30, 2015 consisted of professional fees of $38,345, general and administration fees of $1,205, and depreciation of $1,755.  For the period ending November 30, 2014, all expenses related to general and administrative.

We anticipate our operating expenses will increase as we implement our business plan.

Net Loss

Our net loss for the year ended November 30, 2015 was $42,481, and for the period ending November 30, 2014 was $5,000.

Liquidity and Capital Resources

As of November 30, 2015, we had total current assets of $4,914, consisting of cash of $4,914, and total assets in the amount of $18,159.   Our total current liabilities as of November 30, 2015 were $17,225. We had working capital deficiency of $12,311 as of November 30, 2015, compared to positive working capital of $15,000 at November 30, 2014.

Operating Activities
For the year ended November 30, 2015, Operating activities used $39,270 in cash. Our net loss of $42,481was the main component of our negative operating cash flow.

For the period ended November 30, 2015, Operating activities used $5,000 of cash, all related to the net loss of $5,000.

Investing Activities
Cash flows used by investing activities during the year ended November 30, 2015 was $15,000 as a result of the purchase of fixed and intangible assets.

There was no cash used in investing activities for the period ended November 30, 2014.

Financing Activities
Cash flows provided by financing activities during the year ended November 30, 2015 amounted to $44,184 and consisted of $28,184 in proceeds from our private offering of common stock, and $16,000 provided by a related party.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

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

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

▪	We have transferred to the buyer the significant risks and rewards of ownership of the goods;
▪	We retain neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
▪	The amount of revenue can be measured reliably;
▪	It is probable that the economic benefits associated with the transaction will flow to the entity; and
▪	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Off Balance Sheet Arrangements

As of November 30, 2015, there were no off balance sheet arrangements.

Emerging Growth Company

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

▪	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;
▪	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;
▪	Compliance with new or revised accounting standards until those standards are applicable to private companies;
▪	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and
▪	Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

 We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

 We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2015 and November 30, 2014;
F-3	Statements of Operations for the year ended November 30, 2015 and the period September 8, 2014 (Inception) to November 30, 2014;
F-4	Statement of Stockholders’ Deficit
F-5	Statements of Cash Flows for the year ended November 30, 2015 and the period September 4, 2014 (Inception) to November 30, 2014;
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Devago, Inc.

We have audited the accompanying balance sheets of Devago, Inc. as of November 30, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30,2015 and for the period September 8, 2014 (Inception) to November 30, 2014. Devago, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devago, Inc. as of November 30, 2015 and 2014, the results of their operations, and their cash flows, for the year ended November 30, 2015 and for the period September 8, 2014 (Inception) to November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has suffered recurring losses since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
June 30, 2016

DEVAGO INC.
Balance Sheets

	November 30,	November 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$4,914	$15,000
Total Current Assets	4,914	15,000

Property and equipment, net of accumulated
depreciation of $1,755 and $0, respectively	13,245	-
TOTAL ASSETS	$18,159	$15,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$248	$-
Accrued expenses	977	-
Due to related party	16,000	-
Total Current Liabilities	17,225	-

TOTAL LIABILITIES	17,225	-

Stockholder's Equity
Preferred stock: 100,000,000 authorized; $0.00001 par value
No shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.00001 par value
24,082,004 and 20,000,000 shares issued and outstanding, respectively	241	200
Additional paid in capital	48,174	19,800
Accumulated deficit	(47,481)	(5,000)
Total Stockholder's Equity	934	15,000

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$18,159	$15,000

The accompanying notes are an integral part of these financial statements

DEVAGO INC.
Statement of Operations

		Period from
		September 8, 2014
	Year Ended	(Inception) to
	November 30,	November 30,
	2015	2014

Operating Expenses
General and administrative	$1,205	$5,000
Professional fees	38,345	-
Depreciation and amortization	1,755	-
Total Operating Expenses	41,305	5,000

Net loss from operations	(41,305)	(5,000)

Other Income and Expense
Interest (expense)	(945)	-
Gain (Loss) on Foreign Exchange	(232)	-
Total other income (expense)	(1,177)	-

Provision for income taxes	-	-

Net loss	$(42,481)	(5,000)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	22,163,307	20,000,000

The accompanying notes are an integral part of these financial statements

DEVAGO INC.
Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholder's
	Number of Shares	Amount	Capital	Deficit	Equity

Balance as of September 8, 2014 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	20,000,000	200	19,800	-	20,000
Net loss	-	-	-	(5,000)	(5,000)
Balance - November 30, 2014	20,000,000	$200	$19,800	$(5,000)	$15,000

Common stock issued for cash	4,082,004	41	28,374	-	28,415
Net loss	-	-	-	(42,481)	(42,481)

Balance - November 30, 2015	24,082,004	$241	$48,174	$(47,481)	$934

The accompanying notes are an integral part of these financial statements

DEVAGO INC.
Statements of Cash Flows

		Period from
		September 8, 2014
	Year Ended	(Inception) to
	November 30,	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,481)	$(5,000)

Adjustments to reconcile net loss to net cash		-
provided by (used in) operating activities:		-
Amortization expense	1,755	-
Gain (loss) on foreign exchange	232	-
Accounts payable	247	-
Accrued expenses	977	-
Total adjustments	3,211	-
Net Cash used in Operating Activities	(39,270)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,000)	-
Net Cash used in Investing Activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	16,000	-
Proceeds from issuance of common stock	28,184	20,000
Net Cash provided by Financing Activities	44,184	20,000

Net increase in cash and cash equivalents	(10,086)	15,000
Cash and cash equivalents, beginning of period	15,000	-
Cash and cash equivalents, end of period	$4,914	$15,000

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

DEVAGO INC.
Notes to the Financial Statements
November 30, 2015 and 2014

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of November 30, 2015, the Company has incurred losses totaling $47,481 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

DEVAGO INC.
Notes to the  Financial Statements
November 30, 2015 and 2014

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

                f)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended November 30, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at November 30, 2015.

                g)      Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $1,755 was booked for the year ending November 30, 2015.

h)     Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2015, the Company has no potentially dilutive securities outstanding.

i)      Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the period ended November 30, 2015.

DEVAGO INC.
Notes to the  Financial Statements
November 30, 2015 and 2014

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

k)     Subsequent Events

The Company’s management reviewed all material events from November 30, 2015 through the issuance date of these financial statements for disclosure consideration.

l)      New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended November 30, 2015.

NOTE 3.               RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand.  Interest accrued on the related party loan on November 30, 2015, is $977.

During the year ending November 30, 2015, the Company entered into a contract with its sole officer and director to provide consulting services to the Company.  As a result, the company incurred $5,000 of expenses related to the consulting services.  As at of November 30, 2015, $1,000 is payable to the sole officer and director in relation to the consulting services provided.

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

c)    During the year ended November 30, 2015, the Company issued a total of 4,082,004 shares of common shares at $0.007 per share for a total of $28,416 to unrelated parties.

DEVAGO INC.
Notes to the  Financial Statements
November 30, 2015 and 2014

NOTE 5.           INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2015	November 30, 2014
Income tax expense at statutory rate	$14,900	$1,750
Change in valuation allowance	(14,900)	(1,750)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets and liabilities as at November 30, 2015 after applying enacted corporate income tax rates, are as follows:

	November 30, 2015	November 30, 2014
Net operating loss carry forwards	$(13,150)	$1,750
Less: Valuation allowance	13,150	(1,750)
Net deferred tax asset	$-	$-

As of November 30, 2015, the Company has unused net operating loss carry-forwards of $47,481 which will begin to expire in twenty years after incurred. The Company provided a full valuation allowance to the deferred tax asset as of November 30, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

NOTE 6.           SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after November 30, 2015 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does not have any material subsequent events to disclose.

 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under this Item 9.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our current director and executive officer.

Name	Age	Position(s)
Jose Armando Acosta Crespo	35	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Secretary & Director

Set forth below is a brief description of the background and business experience of our executive officer and director.
Jose Acosta, age 35, has seven (7) years’ experience as a business developer, quality consulting and project management. From November 2010 to February 2012 Mr. Acosta was the Director of Technology in Santo Domingo, Dominican Republic for Servicio de Transacciones Seguras STS, a high-tech solutions company. In November of 2012, he formed and developed DIACO Business SRL dba DIACO Events, a private and corporate event management and event planning services firm.  From August 2013 to November 2014, Mr. Acosta worked for an IT Department as a Continuous Improvement & Project Manager Consultant in Santo Domingo, Dominican Republic for Nearshore Call Center Services, a BPO company in the call center industry.
Mr Acosta holds a Bachelor’s Degree in Business Administration from the Instituto Tecnologico of Santo Domingo “INTEC.”

Mr. Acosta professional qualifications include a Business Process Management Certificate from Quality Point Business School of Santo Domingo, Dominican Republic.
Aside from that provided above, Mr. Acosta does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.
Mr. Acosta was appointed Director because of his experience in the field of high-tech solutions, strong entrepreneurial background which lead him to founding an event management company along with his solid business and marketing experience and education.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:
1.   Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;
2.   Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.   Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:
i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii.   Engaging in any type of business practice; or
iii.   Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;
4.   Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.   Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.   Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.   Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i.   Any Federal or State securities or commodities law or regulation; or
ii.   Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
iii.   Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.   Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Jose Acosta, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended November 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jose Armando Acosta Crespo Sole officer and director	2015 2014	- -	- -	- -	- -	- -	- -	5,000 -	- -

Narrative Disclosure to the Summary Compensation Table
There are no formal agreements to compensate our sole officer for his services. When applicable, our officer is reimbursed for expenses incurred on our behalf.
We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officer.
Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jose Acosta	-	-	-	-	-	-	-	-	-

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding beneficial Ownership of our Common Stock as of June 1, 2016, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of our company, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address of each beneficial owner is Calle Dr. Heriberto Nunez #11A Edificio Apt. 104 Dominican Republic.

Title of Class	Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Common Stock (2)
Common	Jose Armando Acosta Crespo	20,000,000	83%
	Officers and Directors as a Group	20,000,000	83%
	5% Shareholders
	None

(1)     As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)     The above table is based on current outstanding shares of 24,082,004 as of June 1, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided below and in “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On February 5, 2015, our sole officer and director, Jose Armando Acosta Crespo, loaned us $15,000 to pay Softaddicts under a demand promissory note.   The note bears interest at 8% per annum.  All principal and accrued interest is due two business days after receipt of the demand for payment.  As of November 30, 2015, no amounts have been paid.

During the year ended November 30, 2015, the Company entered into an agreement for Jose Armando Acosta Crespo to provide five months of consulting services for $5,000.  The services were provided from June to October, 2015.  As at November 30, 2015, $1,000 related to the consulting services is payable.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$5,000	$0	$0	$0
2015	$9,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Agreement with SoftAddicts (1)
10.1	Demand Promissory Note (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

1.	Incorporated by reference to the Form S-1/A filed on February 10, 2015.
2.	Incorporated by reference to the Form S-1 filed on December 30, 2014.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Devago Inc.

By:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 27, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
June 27, 2016