Form 10-Q
period 2016-02-29
Devago, Inc.
filed 2016-07-05
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission File Number 333-201319

DEVAGO INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic
(Address of principal executive offices)	(Zip Code)

809-994-444
(Registrant's telephone number, including area code)

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

☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☒ YES    ☐ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

24,082,004 common shares issued and outstanding as of June 6, 2016

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Devago Inc.

February 29, 2016

DEVAGO INC.

Condensed Balance Sheets

(Unaudited)

	February 29,	November 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	4,895	$4,914
Total Current Assets	4,895	4,914

Property and equipment, net of accumulated depreciation of $2,295 and $1,755, respectively	12,705	13,245
TOTAL ASSETS	$17,600	$18,159

LIABILITIES AND STOCKHOLDERS'S DEFICIT
Current Liabilities
Accounts payable	$1,832	$248
Accrued expenses	1,277	977
Due to related party	16,000	16,000
Total Current Liabilities	19,109	17,225

TOTAL LIABILITIES	19,109	17,225

Stockholders's Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
No shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.00001 par value
24,082,004 and 24,082,004 shares issued and outstanding, respectively	241	241
Additional paid in capital	48,174	48,174
Accumulated deficit	(49,924)	(47,481)
Total Stockholders's Deficit	(1,509)	934

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$17,600	$18,159

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2016	2015

Operating Expenses
General and administrative	3	11,693
Professional fees	1,584	-
Depreciation and amortization	540	-
Total Operating Expenses	2,127	11,693

Net loss from operations	(2,127)	(11,693)

Other Income and Expense
Interest (expense)	(296)	(76)
Gain (Loss) on Foreign Exchange	(20)	-
Total other income (expense)	(316)	(76)

Provision for income taxes	-	-

Net loss	$(2,443)	$(11,769)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,082,004	20,000,000

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,443)	$(11,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		-
Amortization expense	540	-
Gain (loss) on foreign exchange	20	-
Increase (decrease) in operating liabilities:	-
Accounts payable	1,584	76
Accrued expenses	300	-
Total adjustments	2,444	76
Net cash provided by (used in) Operating Activities	1	(11,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(15,000)
Net Cash used in Investing Activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	-	15,000
Proceeds from issuance of common stock	-	-
Net Cash provided by Financing Activities	-	15,000

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS	(20)	-

Net increase in cash and cash equivalents	(19)	(11,693)
Cash and cash equivalents, beginning of period	4,914	15,000
Cash and cash equivalents, end of period	$4,895	$3,307

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

DEVAGO INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

DEVAGO INC. ("we", "us", "our" or the "Company") was formed on September 8, 2014 in Nevada. We are a start-up stage company and engaged in the creation of mobile software applications, or "Apps." Our strategic initiative includes developing and marketing our current mobile application, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of February 29, 2016, the Company has incurred losses totaling $49,924 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company's year-end is November 30.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 29, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2015 audited financial statements. The results of operations for the three months ended February 29, 2016 are not necessarily indicative of the operating results for the full year.

b)	Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of six months or less at the time of issuance to be cash equivalents.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Foreign Currency Transactions

The Company's planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended February 29, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company's final test procedures and the customer's acceptance. The Company has not made any sales as at February 29, 2016.

g)	Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $540 was booked for the three month period ended February 29, 2016.

h)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 29, 2016, the Company has no potentially dilutive securities outstanding.

i)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended February 29, 2016.

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

The Company's management reviewed all material events from February 29, 2016 through the issuance date of these financial statements for disclosure consideration.

NOTE 3. RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand. As of February 29, 2016, $1,277 has been accrued.

As at of February 29, 2016, $1,000 is payable to the sole officer and director in relation to consulting services provided.

NOTE 4. STOCKHOLDERS' EQUITY

a)	The Company's authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)	At inception on September 8, 2014, 20,000,000 shares of common stock were issued to the sole director of the Company at $0.001 per share for cash proceeds of $20,000.

c)	As at August 31, 2015, the Company issued a total of 4,082,004 shares of common shares at $0.007 per share for a total of $28,416.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by "USD", "$" and "dollars".

Overview

We are a development stage company and engaged in the creation of mobile software applications, or "Apps." Our strategic initiative includes developing and marketing our own mobile applications, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

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

We raised $28,574 from our public offering by issuing a total of 4,082,004 shares of our common stock at $0.007 per share. We were not able to raise the full $105,000 from our initial offering. We will scale back our business development in line with the available capital. Our primary priority will be to retain our reporting status with the SEC, which we have sufficient capital to cover at this time. We are currently looking to secure additional financing to focus on the development of our website, product development and sales and marketing activities.

Results of Operations – For the Three Months Period Ended February 29, 2016

We have not earned any revenues from inception through February 29, 2016.

	Three months Ended February 29, 2016	Three months Ended February 28, 2015
Revenues	$-	$-
Expenses	$2,443	$11,769
Net Loss	$(2,443)	$(11,769)

We incurred a net loss in the amount of $2,443 and $11,769 for the three month periods ended February 29, 2016 and February 28, 2015, respectively.

Our operating expenses for the three month period ended February 29, 2016, included $3 general and administrative expenses, professional fees of $1,584, and amortization expense of $540. Operating expenses for the three month period ended February 28, 2015 included $11,693 general and administrative expenses.

We also incurred $296 in interest expenses and $20 loss on foreign exchange for the three month period ended February 29, 2016. For the three month period ended February 28, 2015 we incurred $76 in interest expense

Liquidity and Capital

	As of	As of
Working Capital	February 29, 2016	November 30, 2015

Current Assets	$4,895	$4,914
Current Liabilities	$19,109	$17,225
Working Capital (Deficit)	$(14,214)	$(12,311)

	Three Months Ended	Three Months Ended
Cash Flows	February 29, 2016	February 28, 2015

Net Cash (Used in) Operating Activities	$1	(11,693)
Net Cash (Used in) Investing Activities	$0	(15,000)
Net Cash Provided by Financing Activities	$0	15,000
Effect of Exchange rate on cash and cash equivalents	$(20)	-
Net Increase (Decrease) In Cash During The Period	$(19)	(11,693)

As of February 29, 2016, we had a working capital deficiency of $14,214, $4,895 in current assets and $19,109 in current liabilities. A total of $1 was provided by operating activities, $0 in investing activities and $0 through financing activities for the three month period ended February 29, 2016. Effect of the exchange rate on cash resulted in the use of $20.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 29, 2016, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered equity securities during the quarter ended February 29, 2016.

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

_____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVAGO INC.
July 5, 2016
	By:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

