Form 10-Q
period 2016-05-31
Devago, Inc.
filed 2016-07-20
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

24,082,004common shares issued and outstanding as of July 12, 2016

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Devago Inc.

May 31, 2016

F - 1

DEVAGO INC.

Condensed Balance Sheets

(Unaudited)

	May 31	November 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	1,780	$4,914
Total Current Assets	1,780	4,914

Property and equipment, net of accumulated depreciation of $2,835 and $1,755, respectively	12,165	13,245
TOTAL ASSETS	$13,945	$18,159

LIABILITIES AND STOCKHOLDERS'S DEFICIT
Current Liabilities
Accounts payable	$2,116	$248
Accrued expenses	1,577	977
Due to related party	23,383	16,000
Total Current Liabilities	27,076	17,225

TOTAL LIABILITIES	27,076	17,225

Stockholders's Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value No shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.00001 par value 24,082,004 and 24,082,004 shares issued and outstanding, respectively	241	241
Additional paid in capital	48,174	48,174
Accumulated deficit	(61,546)	(47,481)
Total Stockholders's Deficit	(13,131)	934

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$13,945	$18,159

The accompanying notes are an integral part of these financial statements.

F - 2

DEVAGO INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31		May 31
	2016	2015	2016	2015

Operating Expenses
General and administrative	433	177	436	43
Professional fees	10,416	7,370	12,000	19,063
Depreciation and amortization	540	540	1,080	675
Total Operating Expenses	11,389	8,087	13,516	19,781

Net loss from operations	(11,389)	(8,087)	(13,516)	(19,781)

Other Income and Expense
Interest (expense)	(300)	(302)	(596)	(378)
Gain (Loss) on Foreign Exchange	67	(26)	47	(26)
Total other income (expense)	(233)	(328)	(549)	(404)

Provision for income taxes	-		-	-

Net loss	$(11,622)	$(8,415)	$(14,065)	(20,185)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,082,004	20,043,044	24,082,004	20,021,639

The accompanying notes are an integral part of these financial statements.

F - 3

DEVAGO INC.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	May 31,	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,065)	$(20,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	1,080	675
Gain (loss) on foreign exchange	47	-
Increase (decrease) in operating liabilities:	-
Accounts payable	1,868	4,484
Accrued expenses	600	-
Total adjustments	3,595	5,159
Net cash provided by (used in) Operating Activities	(10,470)	(15,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(15,000)
Net Cash used in Investing Activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	7,383	15,000
Proceeds from issuance of common stock	-	27,567
Net Cash provided by Financing Activities	7,383	42,567

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS	(47)

Net increase in cash and cash equivalents	(3,134)	12,541
Cash and cash equivalents, beginning of period	4,914	15,000
Cash and cash equivalents, end of period	$1,780	$27,541

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F - 4

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of May 31, 2016, the Company has incurred losses totaling $61,546 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company's year-end is November 30.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on May 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2015 audited financial statements. The results of operations for the three months ended May 31, 2016 are not necessarily indicative of the operating results for the full year.

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

F - 5

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

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended May 31, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company's final test procedures and the customer's acceptance. The Company has not made any sales as at May 31, 2016.

g)	Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $540 was booked for the three month period ended May 31, 2016.

h)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2016, the Company has no potentially dilutive securities outstanding.

F - 6

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended May 31, 2016.

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

The Company's management reviewed all material events from May 31, 2016 through the issuance date of these financial statements for disclosure consideration.

NOTE 3. RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand. As of May 31, 2016, $1,577 has been accrued for interest.

During the three months ended May 31, 2016, the Company repaid the sole officer and director for $1,000, and the Company was provided an additional $8,383 by the sole officer and director. As at May 31, 2016, the related party payable balance is $23,383.

NOTE 4. STOCKHOLDERS' EQUITY

a)	The Company's authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)	At inception on September 8, 2014, 20,000,000 shares of common stock were issued to the sole director of the Company at $0.001 per share for cash proceeds of $20,000.

c)	On August 31, 2015, the Company issued a total of 4,082,004 shares of common shares at $0.007 per share for a total of $28,416.

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2016 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after May 31, 2016 for which disclosure is required.

F - 7

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

Results of Operations – For the Three Month Period Ended May 31, 2016

We have not earned any revenues from inception through May 31, 2016.

	Three months Ended May 31, 2016	Three months Ended May 31, 2015
Revenues	$-	$-
Expenses	$11,622	$8,415
Net Loss	$(11,622)	$(8,415)

We incurred a net loss in the amount of $11,622 and $8,415 for the three month periods ended May 31, 2016 and 2015, respectively.

Our operating expenses for the three month period ended May 31, 2016, included $433 general and administrative expenses, professional fees of $10,416, and amortization expense of $540. Operating expenses for the three month period ended May 31, 2015 included $177 general and administrative expenses, professional fees of $7,370, and amortization expense of $540.

We also incurred $300 in interest expenses and $67 gain on foreign exchange for the three month period ended May 31, 2016. For the three month period ended May 31, 2015 we incurred $302 in interest expense, and $26 foreign exchange losses.

Results of Operations – For the Six Month Period Ended May 31, 2016

We have not earned any revenues from inception through May 31, 2016.

	Six months Ended May 31, 2016	Six months Ended May 31, 2015
Revenues	$-	$-
Expenses	$14,065	$20,185
Net Loss	$(14,065)	$(20,185)

We incurred a net loss in the amount of $14,065 and $20,185 for the six month periods ended May 31, 2016 and 2015, respectively.

Our operating expenses for the six month period ended May 31, 2016, included $436 general and administrative expenses, professional fees of $12,000, and amortization expense of $540. Operating expenses for the six month period ended May 31, 2015 included $43 general and administrative expenses, professional fees of $19,063 and amortization expense of $675.

We also incurred $596 in interest expenses and $20 gain on foreign exchange for the six month period ended May 31, 2016. For the six month period ended May 31, 2015 we incurred $378 in interest expense and $26 loss on foreign exchange.

Liquidity and Capital

Working Capital	As of May 31, 2016	As of November 30, 2015
Current Assets	$1,780	$4,914
Current Liabilities	$27,076	$17,225
Working Capital (Deficit)	$(25,296)	$(12,311)

Cash Flows	Six Months Ended May 31, 2016	Six Months Ended May 31, 2015
Net Cash (Used in) Operating Activities	$(10,470)	(15,026)
Net Cash (Used in) Investing Activities	$0	(15,000)
Net Cash Provided by Financing Activities	$7,383	42,567
Effect of Exchange rate on cash and cash equivalents	$(47)	-
Net Increase (Decrease) In Cash During The Period	$(3,134)	12,541

As of May 31, 2016, we had a working capital deficiency of $25,296 $1,780 in current assets and $27,076 in current liabilities. A total of $10,490 was used by operating activities, $0 used in investing activities and $7,383 provided through financing activities for the six month period ended May 31, 2016. Effect of the exchange rate on cash resulted in the use of $47.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended May 31, 2016, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plai.jpg in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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
July 20, 2016
	By:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

