Form 10-Q
period 2016-08-31
Devago, Inc.
filed 2016-10-24
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

24,082,004 common shares issued and outstanding as of October 21, 2016

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Devago Inc.

August 31, 2016

3

DEVAGO INC.

Condensed Balance Sheets

(Unaudited)

	August 31	November 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	43	$4,914
Total Current Assets	43	4,914

Property and equipment, net of accumulated
depreciation of $3,375 and $1,755, respectively	11,625	13,245
TOTAL ASSETS	$11,668	$18,159

LIABILITIES AND STOCKHOLDERS'S DEFICIT
Current Liabilities
Accounts payable	$8,690	$248
Accrued expenses	1,877	977
Due to related party	25,239	16,000
Total Current Liabilities	35,806	17,225

TOTAL LIABILITIES	35,806	17,225

Stockholders's Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
No shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.00001 par value
24,082,004 and 24,082,004 shares issued and outstanding, respectively	241	241
Additional paid in capital	48,174	48,174
Accumulated deficit	(72,554)	(47,481)
Total Stockholders's Deficit	(24,139)	934

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$11,668	$18,159

The accompanying notes are an integral part of these financial statements.

Tables of Contents

DEVAGO INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31		August 31
	2016	2015	2016	2015

Operating Expenses
General and administrative	290	164	726	164
Professional fees	9,852	6,430	21,852	25,536
Depreciation and amortization	540	540	1,620	1,215
Total Operating Expenses	10,682	7,134	24,198	26,915

Net loss from operations	(10,682)	(7,134)	(24,198)	(26,915)

Other Income and Expense
Interest (expense)	(300)	(74)	(896)	(452)
Gain (Loss) on Foreign Exchange	(25)	(34)	22	(60)
Total other income (expense)	(325)	(108)	(874)	(512)

Provision for income taxes	-		-	-

Net loss	$(11,007)	$(7,242)	$(25,072)	(27,427)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,082,004	24,082,004	24,082,004	21,518,214

The accompanying notes are an integral part of these financial statements.

Tables of Contents

DEVAGO INC.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	August 31,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,072)	$(27,427)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	1,620	1,215
Gain (loss) on foreign exchange	22	-
Increase (decrease) in operating liabilities:	-
Accounts payable	8,442	1,477
Accrued expenses	900	-
Total adjustments	10,984	2,692
Net cash provided by (used in) Operating Activities	(14,088)	(24,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(15,000)
Net Cash used in Investing Activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	9,239	15,000
Proceeds from issuance of common stock	-	28,415
Net Cash provided by Financing Activities	9,239	43,415

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS	(22)

Net (decrease) increase in cash and cash equivalents	(4,871)	3,680
Cash and cash equivalents, beginning of period	4,914	15,000
Cash and cash equivalents, end of period	$43	$18,680

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Tables of Contents

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of August 31, 2016, the Company has incurred losses totaling $72,553 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year-end is November 30.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on August 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2015 audited financial statements. The results of operations for the nine months ended August 31, 2016 are not necessarily indicative of the operating results for the full year.

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

Tables of Contents

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

f) Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended August 31, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at August 31, 2016.

g) Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $540 was booked for the three month period ended August 31, 2016.

h) Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2016, the Company has no potentially dilutive securities outstanding.

Tables of Contents

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i) Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended August 31, 2016.

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

k) Subsequent Events

The Company’s management reviewed all material events from August 31, 2016 through the issuance date of these financial statements for disclosure consideration.

NOTE 3. RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand. As of August 31, 2016, $1,877 has been accrued for interest.

During the period ended August 31, 2016, the Company repaid the sole officer and director for $1,000, and the Company was provided an additional $10,239 by the sole officer and director. As at August 31, 2016, the related party payable balance is $25,239.

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

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2016 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after August 31, 2016 for which disclosure is required.

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Results of Operations – For the Three Month Period Ended August 31, 2016

We have not earned any revenues from inception through August 31, 2016.

	Three months Ended August 31, 2016	Three months Ended August 31, 2015
Revenues	$-	$-
Expenses	$11,007	$7,242
Net Loss	$(11,007)	$(7,242)

We incurred a net loss in the amount of $11,007 and $7,242 for the three month periods ended August 31, 2016 and 2015, respectively.

Our operating expenses for the three month period ended August 31, 2016, included $290 general and administrative expenses, professional fees of $9,852, and amortization expense of $540. Operating expenses for the three month period ended August 31, 2015 included $164 general and administrative expenses, professional fees of $6,430, and amortization expense of $540.

Tables of Contents

We also incurred $300 in interest expenses and $25 loss on foreign exchange for the three month period ended August 31, 2016. For the three month period ended August 31, 2015 we incurred $74 in interest expense, and $34 foreign exchange losses.

Results of Operations – For the Nine Month Period Ended August 31, 2016

We have not earned any revenues from inception through August 31, 2016.

	Nine months Ended August 31, 2016	Nine months Ended August 31, 2015
Revenues	$-	$-
Expenses	$25,072	$27,427
Net Loss	$(25,072)	$(27,427)

We incurred a net loss in the amount of $25,072 and $27,427 for the nine month periods ended August 31, 2016 and 2015, respectively.

Our operating expenses for the nine month period ended August 31, 2016, included $726 general and administrative expenses, professional fees of $21,852, and amortization expense of $1620. Operating expenses for the nine month period ended August 31, 2015 included $164 general and administrative expenses, professional fees of $25,536 and amortization expense of $1,215.

We also incurred $896 in interest expenses and $22 gain on foreign exchange for the nine month period ended August 31, 2016. For the nine month period ended August 31, 2015 we incurred $452 in interest expense and $60 loss on foreign exchange.

Liquidity and Capital

	As of	As of
Working Capital	August 31, 2016	November 30, 2015
Current Assets	$43	$4,914
Current Liabilities	$35,806	$17,225
Working Capital (Deficit)	$(35,763)	$(12,311)

	Nine Months Ended	Nine Months Ended
Cash Flows	August 31, 2016	August 31, 2015
Net Cash (Used in) Operating Activities	$(14,088)	(24,735)
Net Cash (Used in) Investing Activities	$0	(15,000)
Net Cash Provided by Financing Activities	$9,239	43,415
Effect of Exchange rate on cash and cash equivalents	$(22)	-
Net Increase (Decrease) In Cash During The Period	$(4,871)	3,680

As of August 31, 2016, we had a working capital deficiency of $35,763, $43 in current assets and $35,806 in current liabilities. A total of $14,088 was used by operating activities, $0 used in investing activities and $9,239 provided through financing activities for the nine month period ended August 31, 2016. Effect of the exchange rate on cash resulted in the use of $22.

Tables of Contents

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

Tables of Contents

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended August 31, 2016, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Tables of Contents

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Tables of Contents

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVAGO INC.
October 24, 2016
	By:	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.

