Form 10-K
period 2016-11-30
Devago, Inc.
filed 2017-05-23
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-201319

Devago, Inc.
(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 809-994-4443

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐      No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2016, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

24,582,004 common shares as of March 3, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “Devago” mean Devago Inc., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on September 8, 2014. We are in the business of acquiring, developing, marketing and selling mobile application software.

We have not generated revenues and have limited cash on hand. We have sustained losses since inception and have relied upon loans from our sole director and officer and the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are a development stage company in the business of acquiring, developing, marketing and selling mobile application software. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;

•	Development of our business plan;

•	Building an online presence;

•	Design and development of our initial mobile application

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

Devago believes the mobile channel is opening up new ways for companies to nurture customer relationships in ways not possible in the past. Via the deployment of strategic apps, mobile presents businesses with a unique opportunity to engage customers with a product or service anytime, anywhere, in a manner that is specifically tuned to their individual needs. The mobile experience also delivers a rich set of analytics that provides hard-to-come-by insights into everything from a customer’s buying behavior to his or her actual physical location, allowing companies to custom tailor the conversation while also setting the stage for interaction that is all about intention.

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

Currently, we have not fully-developed revenue generating mobile applications. We currently have one application (Hotchek) in our portfolio. Hotchek is a multi-use customizable application designed to enable users to easily engage their network audience with the use of highly interactive polls and surveys.

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

We have completed release one and continue to work on release two of the Hotchek app and hope to have it ready for commercial sale during the 3rd quarter of 2017.

We expect to complete releases one and two of the Hotchek app and have it ready for commercial sale in 2017.

The completion of releases two and three are contingent on the company receiving adequate funding.

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

Company Website – We believe that using the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming apps as well as industry related information regarding new technology and device updates. We have developed our preliminary website, and are in the process of developing a more advanced site where we can provide more detailed information regarding our apps designs and features. We have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website. We are currently in the process of updating our website.

App Landing Page - Apart from the app page within the app store, a dedicated website for our application is necessary to harness the potential of search engines. Apart from the major ASO factors, search engines and SEO can also be used as a potential route to app discovery. If our app gathers enough traction and momentum, it will attract positive ratings and would rank better for a relevant search query in the app stores as well.

Integration into our clients’ existing advertising and marketing strategies -We will focus a significant portion of our marketing and public relations efforts towards soliciting corporations or organizations to use our Hotchek mobile application within their online advertising and marketing campaigns.

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

Customers

We currently have no customers. We are focused on several commercial enterprise markets.

For commercial use of our applications, a typical prospective customer would include;

•	Travel Agencies

•	Model/Talent Agencies

•	Product retailer

•	Service providers

•	Bars & Restaurants

•	Film Industry

•	Auto Dealers

•	Music Industry

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

Intellectual Property, Proprietary Rights, Patents and Trademarks

We currently have no patents or trademarks on our brand name and have not and do not intend to seek protection for our brand name or our mobile applications at this time; however, as business develops and operations continue, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and service names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, services, product information and sales mechanics or to obtain and use information that we regards as proprietary. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company’s proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

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

Seasonality

We do not have a seasonal business cycle.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

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

Item 3. Legal Proceedings

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed for quotation on the OTCPink of the OTC Markets on September 25, 2015 under the symbol “DVGG”. To date, no trades of our common stock have occurred.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

Our shares are issued in registered form. Action Stock Transfer Corporation, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, Utah, 84121 (Telephone: (801) 274-1088; Facsimile: (801) 274-1099 is the registrar and transfer agent for our common shares.

On November 30, 2016, the shareholders’ list showed 34 registered shareholders with 24,582,004 shares of common stock outstanding.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Dividend Policy

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

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

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

We expect that we will require additional capital to meet our long term operating requirements. We are currently looking to secure additional financing to focus on completing phases two and three of Hotchek app and for updating our website, product development and sales and marketing activities.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended November 30, 2016, which are included herein.

Our operating results for the twelve months ended November 30, 2016, for the twelve months ended November 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Twelve Month Period Ended November 30, 2016		Twelve Month Period Ended November 30, 2015		Change Between Twelve Month Periods Ended November 30, 2016 and November 30, 2015
	$	Nil	$	Nil	$-
General and administrative expenses		16,498		1,205	15,293
Professional fees		25,865		38,345	(12,480)
Depreciation and amortization		2,160		1,755	405
Operating expenses		$(44,523)		$(41,305)	$(3,218)

Interest expense		$(1,196)		$(945)	$(251)
Gain (loss) on foreign exchange		34		(231)	265
Net Loss		$(45,685)		$(42,481)	$(3,204)

Our financial statements report a net loss of $45,685 for the twelve month period ended November 30, 2016 compared to a net loss of $42,481 for the twelve month period ended November 30, 2015. Our losses have increased by $3,204, primarily as a result of an increase of general and administrative expenses of $15,293, offset by a decrease in professional fees of $12,480.

Our operating expenses for the year ended November 30, 2016 were $44,523 compared to $41,305 as of November 30, 2015.

Liquidity and Financial Condition

Working Capital

	At November 30, 2016	At November 30, 2015
Current assets	$23	$4,914
Current liabilities	40,859	17,225
Working capital (deficit)	$(40,836)	$(12,311)

Cash Flows

	Year Ended
	November 30
	2016	2015
Net cash (used in) operating activities	$(16,480)	$(39,270)
Net cash (used in) investing activities	-	(15,000)
Net cash from (used in) financing activities	11,589	44,184
Net increase (decrease) in cash during period	$(4,891)	$(10,086)

Our total current liabilities as of November 30, 2016 were $40,858 as compared to total current liabilities of $17,225 as of November 30, 2015. The increase was primarily due to an increase of amounts due to related party, which were incurred through expenses paid by a related party on behalf of the Company.

Operating Activities

Net cash used in operating activities was $16,480 for the year ended November 30, 2016 compared with net cash used in operating activities of $39,270 in the same period in 2015. Net cash used in operating activities during 2016 were comprised of a net loss of $45,685, amortization expense of $2,160, increase in accounts payable of $10,844, and accrued interest expense of $1,200. Net cash used in operating activities during the year ended November 30, 2015 was comprised of a net loss of $42,481, amortization expense of $1,755, increase in accounts payable of $247and accrued interest expense of $977.

Investing Activities

Net cash used in investing activities was $0 for the year ended November 30, 2016 compared to net cash used in investing activities of $15,000 in the same period in 2015.  The net cash used in investing activities for the year ended November 30, 2015 was due to acquisition of property plant and equipment.

Financing Activities

Net cash from financing activities was $11,589 for the year ended November 30, 2016 compared to $44,184 provided by financing activities in the same period in 2015. Financing activities for the year ended November 30, 2016 comprised of an increase in due to related party of $11,589. Financing activities for the year ended November 30, 2015 comprised of an increase in due to related party of $16,000 and issuance of common stock for $28,124.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. We intend to finance operating costs over the next twelve months through continued financial support from our shareholders and private placements of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

As an emerging growth company, we are exempt from:

•	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

•	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

•	Compliance with new or revised accounting standards until those standards are applicable to private companies;

•	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

•	Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

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

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•	We have transferred to the buyer the significant risks and rewards of ownership of the goods;

•	We retain neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•	The amount of revenue can be measured reliably;

•	It is probable that the economic benefits associated with the transaction will flow to the entity; and

•	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders Devago, Inc.

We have audited the accompanying balance sheets of Devago, Inc. as of November 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended November 30, 2016 and 2015. Devago, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Devago, Inc. as of November 30, 2016 and 2015, the results of their operations, and their cash flows, for the years ended November 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has suffered recurring losses since inception which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

May 23, 2017

DEVAGO INC.

Balance Sheets

	November 30,	November 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$23	$4,914
Total Current Assets	23	4,914

Property and equipment, net of accumulated depreciation of $3,915 and $0, respectively	11,085	13,245
TOTAL ASSETS	$11,108	$18,159

LIABILITIES AND STOCKHOLDERS’S DEFICIT
Current Liabilities
Accounts payable	$11,093	$248
Accrued expenses	2,177	977
Due to related party	27,589	16,000
Total Current Liabilities	40,859	17,225

TOTAL LIABILITIES	40,859	17,225

Stockholders’s Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value No shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.00001 par value 24,582,004 and 24,082,004 shares issued and outstanding, respectively	246	241
Additional paid in capital	63,169	48,174
Accumulated deficit	(93,166)	(47,481)
Total Stockholders’s Deficit	(29,751)	934

TOTAL LIABILITIES AND STOCKHOLDERS’S DEFICIT	$11,108	$18,159

The accompanying notes are an integral part of these financial statements

DEVAGO INC.

Statement of Operations

	Year Ended	Year Ended
	November 30,	November 30,
	2016	2015

Operating Expenses
General and administrative	16,498	1,205
Professional fees	25,865	38,345
Depreciation and amortization	2,160	1,755
Total Operating Expenses	44,523	41,305

Net loss from operations	(44,523)	(41,305)

Other Income and Expense
Interest (expense)	(1,196)	(945)
Gain (Loss) on Foreign Exchange	34	(231)
Total other income (expense)	(1,162)	(1,176)

Provision for income taxes	-	-

Net loss	$(45,685)	(42,481)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,143,648	22,163,307

The accompanying notes are an integral part of these financial statements

DEVAGO INC.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholder’s Equity (Deficit)

Balance as of September November 30, 2014	20,000,000	$200	$19,800	$(5,000)	$15,000

Common stock issued for cash	4,082,004	41	28,374	-	28,415
Net loss	-	-	-	(42,481)	(42,481)
Balance - November 30, 2015	24,082,004	$241	$48,174	$(47,481)	$934

Net loss	-	-	-	(45,685)	(45,685)
Common stock issued to settle debt	500,000	$5	14,995	$-	15,000
Balance - November 30, 2016	24,582,004	$246	$63,169	$(93,166)	$(29,751)

The accompanying notes are an integral part of these financial statements

DEVAGO INC.

Statements of Cash Flows

	Year Ended	Year Ended
	November 30,	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,685)	$(42,481)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	2,160	1,755
Gain (loss) on foreign exchange	-	232
Accounts payable	25,845	247
Accrued expenses	1,200	977

Net Cash used in Operating Activities	(16,480)	(39,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(15,000)
Net Cash used in Investing Activities	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	11,589	16,000

Proceeds from issuance of common stock	-	28,184
Net Cash provided by Financing Activities	11,589	44,184

Net increase in cash and cash equivalents	(4,891)	(10,086)
Cash and cash equivalents, beginning of period	4,914	15,000
Cash and cash equivalents, end of period	$23	$4,914

Non-cash financing activities
Common shares issued to settle debt	$15,000	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of November 30, 2016, the Company has incurred losses totaling $93,166 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

f)	Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $2,160 was booked for the year ending November 30, 2016.

h)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2016, the Company has no potentially dilutive securities outstanding.

i)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended November 30, 2016.

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

k)	New Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4. RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand. As of November 30, 2016, $2,177 has been accrued for interest.

During the year ended November 30, 2016, the Company repaid the sole officer and director for $1,177, and the Company was provided an additional $12,766 by the sole officer and director. As at August 31, 2016, the related party payable balance is $27,589.

NOTE 5. STOCKHOLDERS’ EQUITY

a)	The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)	At inception on September 8, 2014, 20,000,000 shares of common stock were issued to the sole director of the Company at $0.001 per share for cash proceeds of $20,000.

c)	During the year ended November 30, 2015, the Company issued a total of 4,082,004 shares of common shares at $0.007 per share for a total of $28,416 to unrelated parties.

d)	On October 17, 2016, 500,000 common stock were issued to settle outstanding debt of $15,000.

 NOTE 6. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2016	November 30, 2015
Income tax expense at statutory rate	$16,000	$14,900
Change in valuation allowance	(16,000)	(14,900)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets and liabilities as at November 30, 2016 after applying enacted corporate income tax rates, are as follows:

	November 30, 2016	November 30, 2015
Net operating loss carry forwards	$(29,150)	$(13,150)
Less: Valuation allowance	29,150	13,150
Net deferred tax asset	$-	$-

As of November 30, 2016, the Company has unused net operating loss carry-forwards of $93,166 which will begin to expire in twenty years after incurred. The Company provided a full valuation allowance to the deferred tax asset as of November 30, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

 NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after November 30, 2016 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does not have any material subsequent events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being November 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal accounting officer).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jose Armando Acosta Crespo	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	37	September 8, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jose Armando Acosta Crespo – President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Jose Acosta, has eight (8) years’ experience as a business developer, quality consulting and project management. From November 2010 to February 2012 Mr. Acosta was the Director of Technology in Santo Domingo, Dominican Republic for Servicio de Transacciones Seguras STS, a high-tech solutions company. In November of 2012, he formed and developed DIACO Business SRL dba DIACO Events, a private and corporate event management and event planning services firm. From August 2013 to November 2014, Mr. Acosta worked for an IT Department as a Continuous Improvement & Project Manager Consultant in Santo Domingo, Dominican Republic for Nearshore Call Center Services, a BPO company in the call center industry.

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

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
Jose Armando Acosta Crespo	2016	Nil	Nil	Nil	Nil	Nil	Nil	1,000	(1)	1,000
President, CEO, CFO, Secretary and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	5,000	(1)	5,000

_______________

(1)	Payment for consulting services provided from June to October 2015, pursuant to an agreement between our company and Jose Armando Acosta Crespo. As at November 30, 2015, $1,000 related to the consulting services was payable, and was subsequently paid during the year ended November 30, 2016.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended November 30, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 3, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jose Armando Acosta Crespo Calle Dr. Heriberto Nunez #11A, Edificio Apt. 104, Dominican Republic	20,000,000 Common Shares Direct	83%
Directors and Executive Officers as a Group	20,000,000 Common Shares	83%

_____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 3, 2017. As of March 3, 2017 there were 24,582,004 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On February 5, 2015, our sole officer and director, Jose Armando Acosta Crespo, loaned us $15,000 to pay Softaddicts under a demand promissory note. The note bears interest at 8% per annum. All principal and accrued interest is due two business days after receipt of the demand for payment. As of November 30, 2016, no amounts have been paid.

During the year ended November 30, 2015, the Company entered into an agreement for Jose Armando Acosta Crespo to provide five months of consulting services for $5,000. The services were provided from June to October, 2015. As at November 30, 2015, $1,000 related to the consulting services was payable, and was paid during the year ended November 30, 2016.

Director Independence

We currently act with one director, Jose Armando Acosta Crespo.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2016 and for fiscal year ended November 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2016	November 30, 2015
Audit Fees	$8,245	$9,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,245	$9,250

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     Financial Statements

(1)     Financial statements for our company are listed in the index under Item 8 of this document.

(2)     All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)     Exhibits

Incorporated By Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1/A	3.1	February 10, 2015
3.3	By-Laws	S-1	3.3	December 30, 2014
(10)	Material Contracts
10.1	Agreement with SoftAddicts	S-1/A	10.1	February 10, 2015
10.2	Demand Promissory Note	S-1/A	10.2	February 10, 2015
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Devago Inc.
(Registrant)

Dated: May 23, 2017	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 23, 2017	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

