Form 10-Q
period 2017-02-28
Devago, Inc.
filed 2017-06-01
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

24,582,004 common shares issued and outstanding as of May 25, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended February 28, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DEVAGO INC.

Condensed Balance Sheets

(Unaudited)

	February 28,	November 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$14	$23
Total Current Assets	14	23

Property and equipment, net of accumulated
depreciation of $4,455 and $3,915, respectively	10,545	11,085
TOTAL ASSETS	$10,559	$11,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$14,233	$11,093
Accrued expenses	2,477	2,177
Due to related party	30,589	27,589
Total Current Liabilities	47,299	40,859

TOTAL LIABILITIES	47,299	40,859

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value No shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.00001 par value 24,582,004 and 24,582,004 shares issued and outstanding, respectively	246	246
Additional paid in capital	63,169	63,169
Accumulated deficit	(100,155)	(93,166)
Total Stockholders' Deficit	(36,740)	(29,751)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,559	$11,108

The accompanying notes are an integral part of these financial statements

DEVAGO INC.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	February 28,	February 29,
	2017	2016

Operating Expenses
General and administrative	149	3
Professional fees	6,000	1,584
Depreciation and amortization	540	540
Total Operating Expenses	6,689	2,127

Net loss from operations	(6,689)	(2,127)

Other Income and Expense
Interest (expense)	(300)	(296)
Gain (Loss) on Foreign Exchange	-	(20)
Total other income (expense)	(300)	(316)

Provision for income taxes	-	-

Net loss	$(6,989)	(2,443)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	24,582,004	24,082,004

The accompanying notes are an integral part of these financial statements

DEVAGO INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,989)	$(2,443)

Adjustments to reconcile net loss to net cash		-
provided by (used in) operating activities:		-
Amortization expense	540	540
Gain (loss) on foreign exchange	-	-
Accounts payable	3,140	1,584
Accrued expenses	300	300
Total adjustments	3,980	2,424
Net Cash used in Operating Activities	(3,009)	(19)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	3,000	-
Common stock issued to settle debt	-	-
Proceeds from issuance of common stock	-	-
Net Cash provided by Financing Activities	3,000	-

Net increase in cash and cash equivalents	(9)	(19)
Cash and cash equivalents, beginning of period	23	4,914
Cash and cash equivalents, end of period	$14	$4,895

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

DEVAGO INC.

Notes to the Financial Statements

(Unaudited)

NOTE 1. NATURE OF BUSINESS

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of February 28, 2017, the Company has incurred losses totaling $100,155 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year-end is November 30.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on February 28, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 audited financial statements. The results of operations for the three months ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

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

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $540 was booked for the three months ended February 28, 2017.

g)	Earnings (Loss) Per Common Share

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

h)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended February 28, 2017.

i)	Income Taxes

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

j)	New Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4. RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand. As February 28, 2017 and November 30, 2016, $2,477 and $2,177 has been accrued for interest respectively.

During the three months ended February 28, 2017, the sole officer and director of the Company provided an amount of $3,000 to pay for operating expenses. At February 28, 2017 and November 30, 2016 the related party payable balance was $30,589 and $27,589, respectively.

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

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after February 28, 2017 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Devago, Inc., unless otherwise indicated.

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

Results of Operations

We have not earned any revenues from our inception through February 28, 2017

Three months ended February 28, 2017 compared to three months ended February 29, 2016.

	Three months ended February 28, 2017	Three months ended February 29, 2016
Revenue	$-	$-
Operating expenses	$6,689	$2,127
Net loss	$(6,989)	$(2,443)

Our operating expenses, for the three months ended February 28, 2017 were $6,689 compared to $2,127 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in professional fees.

We incurred a net loss of $6,989 and $2,443 for the three months ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of February 28, 2017 and November 30, 2016, respectively.

Working Capital

	As at February 28, 2017	As at November 30, 2016
Total current assets	$14	$23
Total current liabilities	$47,298	$40,858
Working capital (deficit)	$(47,284)	$(40,835)

Cash Flows

	Three Months ended February 28, 2017	Three Months ended February 29, 2016
Net cash used in operating activities	$(3,009)	$(19)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$3,000	$-
Increase (Decrease) in cash	$(9)	$(19)

As at February 28, 2017 our company’s cash balance was $14 and total assets were $10,559. As at November 30, 2016, our company’s cash balance was $23 and total assets were $11,108.

As at February 28, 2017, our company had total liabilities of $47,298, compared with total liabilities of $40,859 as at November 30, 2016.

As at February 28, 2017, our company had working capital deficiency of $47,284 compared with working capital deficiency of $40,835 as at November 30, 2016. The decrease in working capital was primarily attributed to an increase of amounts due to related party, which were incurred through expenses paid by a related party on behalf of our company.

Cash Flow from Operating Activities

During the three months ended February 28, 2017, our company used $3,009 in cash from operating activities, compared to $19 cash used in operating activities during the three months ended February 29, 2016. The cash used from operating activities for the three months ended February 28, 2017 was attributed to a net loss of $6,989, offset by amortization expense of $540, increase in accounts payable of $3,140, and an increase of accrued expenses of $300. The net cash used in operating activities for the three months ended February 29, 2016 was attributed to a net loss of $2,443 offset by amortization expense of $540, increase in accounts payable of $1,584 and an increase in accrued expenses of $300.

Cash Flow from Investing Activities

During the three months ended February 28, 2017 our company was provided $0 in investing activities compared to $0 used in investing activities during the three months ended February 29, 2016.

Cash Flow from Financing Activities

During the three months ended February 28, 2017 our company received $3,000 from financing activities compared to $0 received from financing activities during the three months ended February 29, 2016. The cash flow for financing activities for the three months ended February 28, 2017, was a result of $3,000 received from a related party to pay expenses on behalf of the Company.

The report of our auditors on our audited financial statements for the fiscal year ended November 30, 2016, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1/A	3.1	February 10, 2015
3.3	By-Laws	S-1	3.3	December 30, 2014
(10)	Material Contracts
10.1	Agreement with SoftAddicts	S-1/A	10.1	February 10, 2015
10.2	Demand Promissory Note	S-1/A	10.2	February 10, 2015
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVAGO, INC.
(Registrant)

Dated: June 1, 2017	/s/ Jose Armando Acosta Crespo
Jose Armando Acosta Crespo
President, Chief Executive Officer, Chief Financial officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

