Form 10-Q
period 2017-05-31
12 Retech Corp
filed 2017-07-21
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-201319

12 RETECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit B, 22/F, Times Tower 391-407 Jaffe Road Wan Chai, Hong Kong
(Address of principal executive offices)	(Zip Code)

852-6072-0269

(Registrant’s telephone number, including area code)

DEVAGO INC.

Calle Dr. Heriberto Nunez #11A,

Edificio Apt. 104, Dominican Republic

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

78,692,024 common shares issued and outstanding as of July 11, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended May 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Condensed Balance Sheets

(Unaudited)

	May 31,	November 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$23
Total Current Assets	-	23

Property and equipment, net of accumulated
depreciation of $4,995 and $3,915, respectively	10,005	11,085
TOTAL ASSETS	$10,005	$11,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,238	$11,093
Accrued expenses	2,777	2,177
Due to related party	43,532	27,589
Total Current Liabilities	49,547	40,859

TOTAL LIABILITIES	49,547	40,859

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.00001 par value
No shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
147,492,024 and 147,492,024 shares issued and outstanding, respectively	1,475	1,475
Additional paid in capital	61,940	61,940
Accumulated deficit	(102,957)	(93,166)
Total Stockholders' Deficit	(39,542)	(29,751)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,005	$11,108

The accompanying notes are an integral part of these financial statements

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2017	2016	2017	2016

Operating Expenses
General and administrative	207	433	356	436
Professional fees	1,753	10,416	7,753	12,000
Depreciation and amortization	540	540	1,080	1,080
Total Operating Expenses	2,500	11,389	9,189	13,516

Net loss from operations	(2,500)	(11,389)	(9,189)	(13,516)

Other Income and Expense
Interest (expense)	(300)	(300)	(600)	(596)
Gain (Loss) on Foreign Exchange	(1)	67	(2)	47
Total other income (expense)	(301)	(233)	(602)	(549)

Provision for income taxes	-		-	-

Net loss	$(2,801)	$(11,622)	$(9,791)	(14,065)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	147,492,024	144,492,024	147,492,024	144,492,024

The accompanying notes are an integral part of these financial statements

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	May 31,	May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,791)	$(14,065)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:		-
Amortization expense	1,080	1,080
Accounts payable	(7,855)	1,868
Accrued expenses	600	600
Total adjustments	(6,175)	3,548
Net Cash used in Operating Activities	(15,966)	(10,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	15,943	7,383
Net Cash provided by Financing Activities	15,943	7,383

Net increase in cash and cash equivalents	(23)	(3,134)
Cash and cash equivalents, beginning of period	23	4,914
Cash and cash equivalents, end of period	$-	$1,780

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Notes to the Financial Statements
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

12 Retech Corporation, formerly known as DEVAGO INC. (“we”, “us”, “our” or the “Company”) was formed on September 8, 2014 in Nevada. We are a start-up stage company and engaged in the creation of mobile software applications, or “Apps.” Our strategic initiative includes developing and marketing our current mobile application, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of May 31, 2017, the Company has incurred losses totaling $102,957 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year-end is November 30.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows on May 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2016 audited financial statements. The results of operations for the six months ended May 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of seven years. Total amortization of $1,080 was booked for the six months ended May 31, 2017.

h)	Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2017, the Company has no potentially dilutive securities outstanding.

i)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the period ended May 31, 2017.

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

NOTE 4. RELATED PARTY TRANSACTIONS

On February 5, 2015, the Company entered into a promissory note with its sole officer and director for $15,000. The note accrues interest at 8% annually and is due on demand. As May 31, 2017, $2,777 has been accrued for interest.

During the six months ended May 31, 2017, the sole officer and director of the Company provided an amount of $15,943 to pay for operating expenses. At May 31, 2017 and November 30, 2016 the related party payable balance was $43,532 and $27,589, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 500,000,000 shares of common stock with a par value of $0.00001 and 50,000,000 shares of preferred stock with a par value of $0.00001.

Effective June 8, 2017, the Company approved a forward stock split on the common stock, par value $0.00001 per share at a ratio of 6 for 1 of each share issued and outstanding on the effective date. These financial statements retroactively reflect the forward stock split for all periods presented.

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after February 28, 2017 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”.

On June 7, 2017, Devago, Inc., a Nevada corporation (the “Company” or “DVGG”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation (“12RT”), and the Shareholders of 12RT (the “12RT Shareholders”). Pursuant to the Share Exchange Agreement, the Company will acquire Four Million (4,000,000) shares of 12RT, representing 100% of the issued and outstanding equity of 12RT, from the 12RT shareholders (the “12RT Shares”) and in exchange the Company shall issue to 12RT an aggregate of Fifty Five Million (55,000,000) shares of Company stock, consisting of: (i) Fifty Million (50,000,000) shares of post forward split Company common stock; and, (ii) Five Million (5,000,000) shares of a to be designated DVGG Series A Preferred Stock. As a result of the Share Exchange Agreement, 12RT shall become a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties.

One June 14, 2017, 12 Retech Corporation. (formerly Devago, Inc.) (the “Company”) amended its Articles of Incorporation with the State of Nevada in order to (i) change its name to 12 Retech Corporation, (ii) effectuate a 6 for 1 forward stock split and (iii) increase the authorized shares of common stock to 500,000,000, and decrease the authorized shares of preferred stock to 50,000,000 (the “Amendment”). The board of directors of the Company approved the Amendments on June 7, 2017. The shareholders of the Company approved of the Amendment by written consent on June 7, 2017. The Amendment became effective with the State of Nevada on June 8, 2017. The Company is awaiting approval and effectiveness from FINRA.

As of June 27, 2017 (the “Closing Date”), the Company and 12 RT, have determined that all conditions necessary to close the Share Exchange Agreement have been satisfied and therefore as of the date hereof, the Share Exchange Agreement was closed and as such 12RT has become a wholly-owned subsidiary of the Company (“Closing”). As per the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12RT, representing 100% of the issued and outstanding equity of 12RT, from the 12RT shareholders (the “12RT Shares”) and in exchange the Company issued to 12RT an aggregate of Fifty Five Million (55,000,000) shares of Company stock, consisting of: (i) Fifty Million (50,000,000) shares of post forward split Company common stock; and, (ii) Five Million (5,000,000) shares of a to be designated DVGG Series A Preferred Stock. Additionally, the following conditions to the closing of the Share Exchange Agreement have been satisfied:

(i)	on June 8, 2017, the Company filed with the State of Nevada Amended and Restated Articles of Incorporation, reflecting: (1) a change the Company’s’ name from Devago, Inc. to 12 Retech Corporation; and, (2) an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 and decreases its authorized shares of undesignated Preferred Stock from 100,000,000 to 50,000,000;

(ii)	On June 21, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved a six-for-one (6:1) forward split of the Company’s common stock;

(iii)	the Company has facilitated the cancellation of 19,800,000 shares of its restricted common stock and such stock shall be returned to the Company’s treasury; and,

(iv)	12RT has provided the Company with financial statements prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”), such financial statements are included as an Exhibit to this Current Report.

The foregoing summary description of the terms of the Share Exchange Agreement may not contain all information that is of interest to the reader. For further information regarding specific terms and conditions of the Share Exchange Agreement, this reference is made to such agreement, which was filed with the SEC on June 7, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

As of June 27, 2017, the President, Chief Executive officer, and Director of the Company resigned from all positions. On the same date, a new individual was appointed as a member of the Company’s Board of Directors, as well as being appointed the President, Chief Executive Officer, and Secretary. A second individual was appointed to the Company’s Board of Directors and as the Company’s Chief Financial Officer.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean 12 Retech Corp., unless otherwise indicated.

Our Corporate History and Background

Devago, Inc. was formed on September 8, 2014 in Nevada as a start-up stage company engaged in the creation of mobile software applications, or “Apps.” Our strategic initiative includes developing and marketing our current mobile application, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

On March 30, 2015, the Company received an S-1 Notice of Effectiveness from the Securities and Exchange Commission (the “SEC”).

Jose Armando Acosta Crespo had been the Company’s sole officer and director from inception through the Closing of the Share Exchange Agreement with 12RT. He has acted as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

On June 7, 2017, we entered into the Share Exchange Agreement with 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation (“12RT”), and the Shareholders of 12RT (the “12RT Shareholders”).

As of June 27, 2017 (the “Closing Date”), the Company and 12 RT, determined that all conditions necessary to close the Share Exchange Agreement have been satisfied and therefore as of the date hereof, the Share Exchange Agreement was closed and as such 12RT has become a wholly-owned subsidiary of the Company (“Closing”). As per the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12RT, representing 100% of the issued and outstanding equity of 12RT, from the 12RT shareholders (the “12RT Shares”) and in exchange the Company issued to 12RT an aggregate of Fifty Five Million (55,000,000) shares of Company stock, consisting of: (i) Fifty Million (50,000,000) shares of post forward split Company common stock; and, (ii) Five Million (5,000,000) shares of a to be designated DVGG Series A Preferred Stock. Additionally, the following conditions to the closing of the Share Exchange Agreement were satisfied:

(i)	on June 8, 2017, the Company filed with the State of Nevada Amended and Restated Articles of Incorporation, reflecting: (1) a change the Company’s’ name from Devago, Inc. to 12 Retech Corporation; and, (2) an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 and decreases its authorized shares of undesignated Preferred Stock from 100,000,000 to 50,000,000;

(ii)	on June 21, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved a six-for-one (6:1) forward split of the Company’s common stock;

(iii)	the Company has facilitated the cancellation of 19,800,000 shares of its restricted common stock and such stock shall be returned to the Company’s treasury; and,

(v)	12RT has provided the Company with financial statements prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”), such financial statements are included as an Exhibit to this Current Report.

The foregoing summary description of the terms of the Share Exchange Agreement may not contain all information that is of interest to the reader. For further information regarding specific terms and conditions of the Share Exchange Agreement, this reference is made to such agreement, which was filed with the SEC on June 7, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which is incorporated herein by reference.

Current Operations

12 Retech Corporation, has created a fully-integrated shopping experience driven by new technology and has integrated all aspects of social networking, we refer to our technology simply as “12”. We anticipate will be the next disruptive innovator in the retail sector. Simply put, 12 is an interactive shopping cart that seamlessly combines shopping and social networking for a fun and unique shopping experience. 12 integrates in-store, online, and mobile shopping with its smart mirror, mobile app, and iKiosk, while an interactive advertising screen provides special offers from shops, restaurants, and service providers. Over the past 36 months 12RT has developed a proprietary technology (software, hardware (the “iMirror”), applications for the I-phone, I-pad, android phones and tablets) that integrates traditional shopping, on-line shopping, entertainment and social networking into a “Totally Integrated Retail Platform.”

The “12” Retech Experience

USXS – U nifying S hopping e X perience S ystem ® - USXS is the solution for all retail problems in reaching the consumer; the connector of any available technology system and the generator of a truly shopping and entertainment experience for consumers. Our technology is based on the full integration of the iMirror/ADScreen connected with iKiosk, Mobile and e-commerce. The whole technology will enable consumers to be independent and freely share information with friends.

We call this the “12” Experience. We believe that the “12” shopping experience offers both retailers and customers an exciting, time-saving and efficient way to enjoy and to fully become immersed within the traditional retail environment. We believe that:

“12” will set a new trend in retailing; changing the way shopping and advertising is done

“12” will connect people to business and people to people

“12” will be the first offering a real-time service to consumers wherever they are located

“12” will build on the complete integration of four fundamental retail and entertainment components: Traditional Shopping; Online/Mobile Shopping; Social Networking; PR - Advertising and Entertainment

Through the 12 technologies, we will be able to provide a simple app to Business owners for free to simply place their offer. We provide our app to consumers through advertising, PR campaign, etc. Consumer can get special deals if they reserve through our app by choosing a special menu and pre-pay through our app. Why we believe that consumers will choose our app? Because it is the only app in the marketplace today that can review immediate special offers and discount action. Easy to get the best immediate deal in the close surroundings.

Industry Overview

E-commerce has increased 20% on average each year, but remains at only 8% of total commerce.

Many shoppers visit shops but purchase online looking for lower a price.

Unqualified shop staff cannot help effectively and can struggle to make consumers happy.

Waiting in line and waiting for fitting rooms or to pay can be frustrating and has the potential to make customers exit the store.

Small retailers cannot afford to spend money on advertising or technology.

Retailers are reluctant to fully embrace the potential of new technologies if it costs them money and is difficult to implement the new system.

There is a need to provide an easier way to get special offers to consumers.

Disruptive Technology

The Company seeks to deploy its technology in traditional retail outlets in order to allow for a seamless and novel approach to traditional retail shopping models. In order to advance our concept, we have identified several key concepts that we believe are the cornerstones of our business in the coming months and years. We believe that consumers want to shop in a seamless way, avoiding long lines and avoiding the frustrations that traditional retail shopping has long since been mired.

We firmly believe that the modern shopper:

Wants to evaluate products, all the time, not only while shopping.

Likes to learn about a product and get a friends’ recommendation and suggestion through any way available, especially social media.

Wants flexible shopping anywhere, online, mobile or at the store.

Flexible order and delivery or pick-up at store.

Wants to receive customized offers and promotions before entering or when they are at the store.

Expects seamless, personalized experience at every touch point –anytime, anywhere.

Convenience and value have to be assured

What does it bring to Customers

It drives more customers to the store and helps to increase sales due to the fact that customer will spend more time in store browsing and checking products, sales are also generated after store closure, sales are generated after consumer shows the product and speaks with friends. The technology allows the retailers to get customized information from customers, by learning and understanding of their behavior and shopping patterns, while providing improved and customized offers to consumers. Customer creates free advertising through the sharing of pictures taken in store.

The iMirror

The iMirror is a unique in-store application, which is truly different from currently existing magic mirrors. Our iMirror is a real mirror that turns to a screen, recognizes clothes that a person is fitting, and can take pictures, which are instantaneously transferred to a friend. In specific cases and on requirement the iMirror can turn to a pre-reserving fitting room. The iMirror detects products, gives information and collects data from consumers and products that are important for the shop, designer and manufacturer.

The iKiosk

The iKiosk is an in-store application to browse products, get information and place orders. The iKiosk can be used as checkout point or self-checkout depending on the cases. It allows ordering coffee or refreshments in-store. We have the iKiosk (in-store), which detects products, provides information and the consumer can check-out on this device it can be used as self-checkout point and it collects data from consumers and products that are important for the shop, designer, and manufacturer.

The Mobile-App

The Mobile-App is an application for I-phone and android mobile. This application can be used to find best offers at the immediate place, it can make booking and pay for the special offers/services, it will check products with the app in members shop and enjoy shopping, it allows the customer to socialize through the app or share with other social apps and the user will receive special offers, coupon from advertising on our iMirror/ADScreen.

Admin-App

The Admin-App is an application for vendors, which can be used on smart phones, tablets or PC to communicate with our system for providing special offers or just send an offer to a screen nearby their shop to attract customers. The Admin-App is easy to use and provides information on offers available right now by a switch (on or off). The offer is then shown on a Map, where consumers can check and book.

12 Will Make shopping and Entertainment a “Truly Social Experience”

Offer to Consumers

Consumers can enjoy shopping while they socialize with friends and will be entertained at all times.

Consumers can check products online, in store, on the iMirror, iKiosks or Mobile.

Consumers can get customized offers on specific products/brands.

Consumers do not need to wait in line for fittings and paying. They can have flexibility for home delivery or pick-up.

Consumers can get on request, immediate offers/discounts on products, food (restaurants) or services from business that are in the approximate vicinity (within 10 min walking distance).

Consumer can always get the best immediate deal available on various offers.

Internet Shopping

Internet shopping is a double-digit growth market year on year. 12 will take full advantage of Internet shopping by enabling it in-store, on the road (mobile) and at home. Consumers can order online in the shop and request home delivery or pick-up at a later date.

Social Networking

12 brings social media to life in a rich, totally immersive and exciting environment. In store, consumers can connect instantaneously with any available social networking system like Facebook, Skype, WhatsApp, Line, Wechat, etc. Consumers can share pictures, videos and can get opinions from their families and friends. 12 actively evolves with the rapidly changing “iGeneration.”

Advertising and Entertainment

For the retail and advertising business our ideal customer for adopting this concept are department stores, malls or small retailers who want to improve their sales by shop/online and empower consumers providing a total experience and/or just giving unique offers. For our mobile app, we are targeting for the first stage, small and middle level retailers as well all service providers. On stage two we are going to target people who have skills and want to provide them privately (Person to Person) generating additional value for consumers.

We believe that the concept of allowing the Consumer to have fun, receive special offers and being entertained during shopping experience is very important. 12 allows the consumer feel special, important and empowered and lets the consumer chose their best offer available in store or close to the store right now.

Intellectual Property

The Company holds three patents covering its Intellectual Property.

		Patent Application #:	Description:	Filing Date:
1.	U.S.A.	20150161712	Unifying Shopping Experience System	December 23, 2013
2.	China	201410418985 X	Unifying Shopping Experience System	August 22, 2014
3.	E.U.	P2104-1526	Unifying Shopping Experience System	December 10,

Future Intellectual Property Strategy

The Company intends to continue its development of its technologies and will continue to apply for patents for future product developments. The Company’s strategy is to protect the technologies with patents in Europe, U.S. and China. Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

Employees

We currently have 2 full-time employees.

Results of Operations

Three months ended May 31, 2017 compared to three months ended May 31, 2016.

	Three months ended May 31, 2017	Three months ended May 31, 2016
General and administrative	$207	$433
Professional fees	$1,753	$10,416
Depreciation and amortization	$540	$540
Total Operating Expenses	$2,500	$11,389

Other Income and Expense
Interest (expense)	$(300)	$(300)
Gain (Loss) on Foreign Exchange	$(1)	$67
Net loss	$(2,802)	$(11,622)

Our operating expenses, for the three months ended May 31, 2017 were $2,500 compared to $11,389 for the same period in 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

We incurred a net loss of $2,802 and $11,622 for the three months ended May 31, 2017 and May 31, 2016, respectively.

Six months ended May 31, 2017 compared to three months ended May 31, 2016.

	Six months ended May 31, 2017	Six months ended May 31, 2016
General and administrative	$356	$436
Professional fees	$7,753	$12,000
Depreciation and amortization	$1,080	$1,080
Total Operating Expenses	$9,189	$13,516

Other Income and Expense
Interest (expense)	$(600)	$(596)
Gain (Loss) on Foreign Exchange	$(2)	$47
Net loss	$(9,791)	$(14,065)

Our operating expenses, for the six months ended May 31, 2017 were $9,189 compared to $13,516 for the same period in 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

We incurred a net loss of $9,791 and $14,065 for the three months ended May 31, 2017 and May 31, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of May 31, 2017 and November 30, 2016, respectively.

Working Capital

	As at May 31, 2017	As at November 30, 2016
Total current assets	$-	$23
Total current liabilities	$49,547	$40,859
Working capital (deficit)	$(49,547)	$(40,836)

Cash Flows

	Six Months ended May 31, 2017	Six Months ended May 31, 2016
Net cash used in operating activities	$(15,966)	$(10,517)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$15,943	$7,383
Increase (Decrease) in cash	$(23)	$(3,134)

As at May 31, 2017 our company’s cash balance was $0 and total assets were $10,005. As at November 30, 2016, our company’s cash balance was $23 and total assets were $11,108.

As at May 31, 2017, our company had total liabilities of $49,546, compared with total liabilities of $40,858 as at November 30, 2016.

As at May 31, 2017, our company had working capital deficiency of $49,546 compared with working capital deficiency of $40,835 as at November 30, 2016. The decrease in working capital was primarily attributed to an increase of amounts due to related party, which were incurred through expenses paid by a related party on behalf of our company.

Cash Flow from Operating Activities

During the three months ended May 31, 2017, our company used $15,966 in cash from operating activities, compared to $10,517 cash used in operating activities during the three months ended May 31, 2016. The cash used from operating activities for the three months ended May 31, 2017 was attributed to a net loss of $9,791, offset by amortization expense of $1,080, decrease in accounts payable of $7,855, and an increase of accrued expenses of $600. The net cash used in operating activities for the three months ended May 31, 2016 was attributed to a net loss of $14,065 offset by amortization expense of $1,080, increase in accounts payable of $1,868 and an increase in accrued expenses of $600.

Cash Flow from Investing Activities

During the three months ended May 31, 2017 our company was provided $0 in investing activities compared to $0 used in investing activities during the three months ended May 31, 2016.

Cash Flow from Financing Activities

During the three months ended May 31, 2017 our company received $15,943 from financing activities compared to $7,383 received from financing activities during the three months ended May 31, 2016. The cash flow for financing activities for the three months ended May 31, 2017, was a result of $15,943 received from a related party to pay expenses on behalf of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2017, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1/A	3.1	February 10, 2015
3.3	By-Laws	S-1	3.3	December 30, 2014

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 Retech Corp.
(Registrant)

Dated: July 21, 2017	/s/ Angelo Ponzetta
Angelo Ponzetta
President, Chief Executive Officer, Chief Financial officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

