Form 10-Q
period 2017-09-30
12 Retech Corp
filed 2017-11-14
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

November 30

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

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

75,692,024 common shares issued and outstanding as of November 8, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim consolidated financial statements for the nine months ended form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Page

Consolidated Balance Sheets at September 30, 2017 and December 31, 2016	F-1

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2017 and September 30, 2016, for the One Month Ended June 30, 2017, and for the Transition Period December 1, 2016 to December 31, 2016

F-2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and September 30, 2016.	F-3

3

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$92,513	$15,043
Accounts receivable, net	28,684	-
Inventory	49,147	8,178
Prepaid and other current assets	1,508	-
Loan receivable	-	32,586
Due from related parties	1,212	11,465
Total Current Assets	173,064	67,272

Accounts receivable - related party	-	38,700
Fixed Assets, net	7,775	9,326
Security deposit	2,412	-
TOTAL ASSETS	$183,251	$115,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$11,964	$2,618
Due to related parties	227,632	39,190
Note payable, net	154,420	-
Total Current Liabilities	394,016	41,808

TOTAL LIABILITIES	394,016	41,808

Stockholders’ Equity (Deficit)
Preferred stock: 50,000,000 authorized; $0.00001 par value 5,000,000 and 0 shares issued and outstanding	50	-
Common stock: 500,000,000 authorized; $0.00001 par value 75,692,024 and 147,492,024* shares issued and outstanding September 30, 2017 and December 31, 2016, respectively	757	1,475
Additional paid in capital	8,311,860	514,525
Accumulated other comprehensive income	(2,679)	-
Accumulated deficit	(8,520,753)	(442,510)
Total Stockholders’ Equity (Deficit)	(210,765)	73,490
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$183,251	$115,298

_______________

*: retroactively adjusted for forward stock split at a ratio of 6 for 1, effective June 8, 2017

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Consolidated Statement of Operations

(Unaudited)

						Transition
					One Month	Period
	Three Months Ended		Nine Months Ended		Ended	December 1, to
	September 30,		September 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016

Revenue	$34,645	$-	$34,645	$64,500	$-	$-
Cost of revenue	(454)	-	(454)	(35,153)	-	-
Gross Loss	34,191	-	34,191	29,347	-	-

Operating Expenses
General and administrative	279,741	35,639	279,741	102,874	14,260	37,982
Professional fees	13,800	484	13,800	2,484	172	484
Depreciation	7,283	2,889	7,283	8,415	686	975
Impairment loss on goodwill	7,811,650	-	7,811,650	-	-	-
Total Operating Expenses	8,112,474	39,012	8,112,474	113,773	15,118	39,441

Net loss from operations	(8,078,283)	(39,012)	(8,078,283)	(84,426)	(15,118)	(39,441)

Other Income and Expense
Interest income	1,876	-	1,876	-	265	274
Interest expense	(5,121)	-	(5,121)	-	-	-
Total other income	(3,245)	-	(3,245)	-	265	274

Provision for income taxes	-	-	-	-	-	-

Net loss	$(8,081,528)	$(39,012)	$(8,081,528)	$(84,426)	$(14,853)	$(39,167)

Other comprehensive income	606	-	606	-	-	-
Comprehensive Loss	$(8,080,922)	$(39,012)	$(8,080,922)	$(84,426)	$(14,853)	$(39,167)

Basic and dilutive loss per common share	$(0.11)	$(0.00)	$(0.07)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	76,083,328	147,492,024	122,419,497	116,540,231	138,318,691	147,492,024

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,081,528)	$(84,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,283	8,415
Amortization of debt discount	4,420	-
Impairment loss on goodwill	7,811,650
Changes in operating assets and liabilities:		-
Accounts receivable	(25,800)	-
Accounts receivable - related party	38,700	-
Inventory	708	-
Prepaid and other current assets	-	6,708
Loan receivable	(1,876)	-
Accounts payable and accrued liabilities	(41,157)	(34,711)
Net Cash Used in Operating Activities	(287,600)	(104,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received for acquisition of subsidiaries	105,991	-
Purchased of property and equipment	(3,141)	(2,254)
Collection of shareholder receivable	10,253	-
Net Cash Provided by (Used in) Investing Activities	113,103	(2,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to related parties	113,098	-
Repayment of due to related parties	(11,914)	(132,729)
Proceeds from note payable	150,000	-
Issuance of common stock for cash	-	258,000
Net Cash Provided By Financing Activities	251,184	125,271

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	783	-

Net increase in cash and cash equivalents	77,470	19,003
Cash and cash equivalents, beginning of period	15,043	49,715
Cash and cash equivalents, end of period	$92,513	$68,718

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Cancellation of Common stock and Series A Preferred stock	$1,273	$-

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

(F.K.A DEVAGO INC.)

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

12 Retech Corporation (“we”, “us”, “our”, “12 ReTech”, or the “Company”) was incorporated under the laws of the State of Nevada, U.S. as DEVAGO INC. on September 8, 2014. On June 8, 2017, the Company amended their Articles of Incorporation to change the name to 12 Retech Corporation. We are a start-up stage company and engaged in the creation of mobile software applications, or “Apps.” Our strategic initiative includes developing and marketing our current mobile application, as well as expanding our mobile application portfolio through the acquisition of third party mobile applications and mobile application development companies.

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of incorporation	Date of incorporation	Attributable equity interest %	Business

12 Hong Kong Limited	Hong Kong, China	February 2, 2014	100%	Development, consultation and sales of technology applications

12 Japan Limited	Japan	February 12, 2015	100%	Development, consultation and sales of technology applications

Change in Fiscal Year

On September 13, 2017, our Board of Directors approved a change in our Fiscal Year End from November 30 to December 31. The change in fiscal year end became effective for our 2017 fiscal year, which began December 1, 2016 and ends on December 31, 2017. Since the Company elected to not file a Transition Report on Form 10-Q for the one-month transition period from December 1, 2016 to December 31, 2016 (the “Transition Period”), the Company has included its unaudited financial statements for the Transition Period in this report on Form 10-Q. Additionally, as the Company is filing this Form 10-Q for the new reporting period ended September 30, 2017, we are including the one month period June 1, 2017 to June 30, 2017, in this report on Form 10-Q. The Company now operates on a fiscal year ending on December 31, 2017.

Stock Split

Effective June 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-Q refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Share Exchange and Reorganization

As of the Effective Date and pursuant to a Securities Purchase Agreement dated June 27, 2017, the Company and 12 Hong Kong Limited (“12HK”), have determined that all conditions necessary to close the Share Exchange Agreement have been satisfied and therefore as of the date hereof, the Share Exchange Agreement was closed and as such 12HK has become a wholly-owned subsidiary of the Company. As per the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12HK, representing 100% of the issued and outstanding equity of 12HK, from the 12HK shareholders (the “12HK Shares”) and in exchange the Company issued to 12HK an aggregate of Fifty Five Million (55,000,000) shares of common stock, consisting of: (i) Fifty Million (50,000,000) shares of post forward split Company common stock; and, (ii) Five Million (5,000,000) shares of a to be designated Series A Preferred Stock.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by 12HK, and resulted in a recapitalization with 12HK being the accounting acquirer and 12 Retech as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, 12HK and have been prepared to give retroactive effect to the reverse acquisition completed on June 27, 2017, and represent the operations of 12HK. The consolidated financial statements after the acquisition date, June 27, 2017 include the balance sheets of both companies at historical cost, the historical results of 12HK and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and presented in US dollars. The fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12 Hong Kong Limited and 12 Japan Limited. All intercompany accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Foreign Currency Translation and Re-measurement

The accompanying financial statements are presented in U.S. dollars (“USD”). In accordance with ASC 830, ”Foreign Currency Matters", the Company’s foreign operations whose functional currency is the Hong Kong Dollar (“HKD”) and Japanese Yen (“JPY”), the assets and liabilities are translated into USD at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders’ equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. There were no material transaction gains or losses in the periods presented.

	September 30,	December 31,
	2017	2016

Spot HKD:USD exchange rate	$0.129	$0.129
Average HKD:USD exchange rate	$0.129	$0.129
Spot JPY:USD exchange rate	$0.0089	$-
Average JPY:USD exchange rate	$0.0091	$-

Concentrations

During the nine months ended September 30, 2017, revenue was comprised of two labor contracts. An unrelated customer represented 74% of the revenue of the Company. This same unrelated party represented 90% of the accounts receivable and a related party represented the remaining 10% as of September 30, 2017. The related party represented 100% of the accounts receivable as of December 31, 2016.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $92,513 and $15,043 in cash and cash equivalents as at September 30, 2017 and December 31, 2016, respectively.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the nine months ended September 30, 2017 and 2016, the Company recognized no allowance for uncollectible amounts.

Accounts receivable at September 30, 2017 and December 31, 2016 consists of the following:

	September 30,	December 31,
	2017	2016

Non- related party	$25,800	$-
Related party	2,884	38,700
	$28,684	$38,700

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. During the nine months ended September 30, 2017 and 2016, the Company recognized no impairment loss.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist primarily of cash, accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities, and due to related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful life of the asset. The useful lives are as follows:

Office equipment	3 years
Furniture and equipment	6 years
Computer	4 years
Technical equipment	3.3 years

Maintenance and repairs are charged to operations as incurred. Expenditures that substantially increase the useful lives of the related assets are capitalized. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the interim period (unaudited), the year and the period, the Company did not impair any long-lived assets.

Goodwill

We account for goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

We completed an evaluation of goodwill at September 30, 2017, and recognized an impairment loss of $7,811,650 during the nine months ended September 30, 2017.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred, or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured. However, contracts subject to percentage-of-completion accounting are subject to specific accounting guidance that may require significant estimates.

Percentage-of-completion method

Certain software development projects and all long-term construction-type contracts require the use of estimates at completion in the application of the percentage-of-completion accounting method, whereby the determination of revenues and costs on a contract through its completion can require significant judgment and estimation. Under this method, and subject to the effects of changes in estimates, we recognize revenue using an estimated margin at completion as contract milestones or other input or output-based measures are achieved. This can result in costs being deferred as work in process until contractual billing milestones are achieved. Alternatively, this can result in revenue recognized in advance of billing milestones if output-based or input-based measures are achieved.

The percentage-of-completion method requires estimates of revenues, costs and profits over the entire term of the contract, including estimates of resources and costs necessary to complete performance. The cost estimation process is based upon the professional knowledge and experience of our software and systems engineers, program managers and financial professionals. The Company follows this method because reasonably dependable estimates of the revenue and costs applicable to various elements of a contract can be made; however, some estimates are particularly difficult for activities involving state-of-the-art technologies such as system development projects. Key factors that are considered in estimating the work to be completed and ultimate contract profitability include the availability and productivity of labor, the nature and complexity of the work to be performed, results of testing procedures, and progress toward completion. Management regularly reviews project profitability and the underlying estimates. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become evident.

We periodically negotiate modifications to the scope, schedule, and price of contracts accounted for on a percentage-of-completion basis. Accounting for such changes prior to formal contract modification requires evaluation of the characteristics and circumstances of the effort completed and assessment of probability of recovery. If recovery is deemed probable, we may, as appropriate, either defer the costs until the parties have agreed on the contract change or recognize the costs and related revenue as current period contract performance.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, ”Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at September 30, 2017 and December 31, 2016.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” (“EPS”), which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2017 and December 31, 2016.

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update that modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim-reporting periods therein.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3. GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet had sufficient revenues to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The Company has incurred a loss since inception (February 11, 2014) resulting in an accumulated deficit of $8,520,753 as of September 30, 2017, and has a net loss of $8,081,528 and net cash used in operating activities of $287,600 for the nine months ended September 30, 2017 and further losses are anticipated in the development of its business. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. ACQUISITION

12 JAPAN Limited

On July 31, 2017, 12 the Company (“RETC”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 12 Japan Limited, a corporation duly formed and validly existing under the laws of Japan (“12 Japan”), and the Shareholders of 12 Japan (the “12 Japan Shareholders”). Pursuant to the Share Exchange Agreement, the Company will acquire One Hundred One Thousand (101,000) shares of 12 Japan, representing 100% of the issued and outstanding equity of 12 Japan, from the 12 Japan shareholders and in exchange the Company shall issue to 12 Japan: (i) Five Million (5,000,000) shares of RETC Common Stock; and, (ii) Five Hundred Thousand (500,000) shares of RETC Series A Preferred Stock. As a result of the Share Exchange Agreement, 12 Japan shall become a wholly owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties. Additionally, the Share Exchange Agreement required that concurrently with closing the Company’s management facilitate: (i) the cancellation of Five Million (5,000,000) of RETC Common Stock currently beneficially owned by the Company’s officers and directors; and, (ii) the cancellation of Five Hundred Thousand (500,000) of RETC Series A Preferred Stock currently beneficially owned by the Company’s officers and directors. Collectively, such shares shall be cancelled and returned to the Company’s treasury.

Management determined that the Company was the acquirer in the business combination in accordance with FASB ASC Topic 805, “Business Combinations,” based on the following factors: (i) there was a change in control of 12 Japan; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management was the result of the appointment by the Company’s pre-transaction directors.

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

July 31,
Fair Value of Consideration:	2017

5,000,000 shares of common stock	$2,600,000
500,000 Series A Preferred shares	5,200,000
Total Purchase Price	$7,800,000

July 31,
Fair Value of Consideration:	2017

Assets	$157,240
Liabilities assumed	(168,890)
Goodwill	7,811,650
Fair value of total assets	$7,800,000

Revenues of $8,845 and net loss of $18,611 since the acquisition date are included in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2017.

Unaudited proforma results of operations for the nine months ended September 30, 2017 and 2016 as though the Company acquired 12 Japan on the first day of January 1, 2016:

	Nine months ended
	September 30,
	2017	2016

Revenues	$52,933	$76,294
Cost of revenues	(503)	(35,153)
Gross profit	52,430	41,141

Operating expenses	(8,198,626)	(181,425)
Operating loss	(8,146,196)	(140,284)

Other income (expense)	(3,244)	6

Net Loss	$(8,149,440)	(140,278)

NOTE 5 – EQUIPMENT

Equipment at September 30, 2017 and December 31, 2016 consist of the following

	September 30,	December 31,
	2017	2016

Office equipment	$4,580	$4,580
Furniture and equipment	3,436	611
Computer	9,438	6,298
Technical equipment	23,618	23,618
	41,072	35,107
Less: accumulated depreciation	(33,297)	(25,781)
Equipment	$7,775	$9,326

Depreciation expense for the nine months ended September 30, 2017 and 2016 amounted to $7,283 and $8,415, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable at September 30, 2017 and December 31, 2016 consists of the following:

	September 30,	December 31,
	2017	2016

Accounts payable	$3,857	$2,618
Accrued expenses	2,838	-
Accrued interest	701	-
Other payable	4,568	-
	$11,964	$2,618

NOTE 7 – NOTE PAYABLE

Note payable at September 30, 2017 and December 31, 2016 consists of the following:

	September 30,	December 31,
	2017	2016

September 2017 Note	$200,000	$-
Less: Unamortized debt discount	(45,580)	-
Total note payable	154,420	-

Less: current portion of note payable	154,420	-
Long-term note payable	$-	$-

During the nine months ended September 30, 2017 and 2016, the Company recognized interest expense of $701 and $0 and amortization of discount, included in interest expense, of $4,420 and $0, respectively.

September 2017 Note

On September 15, 2017, the Company entered into the promissory note agreement with SBI Investments LLC, the principal sum of $1,250,000, together with interest at the rate of 8% per annum. The consideration to the company for this promissory note is up to $1,000,000, due to the prorated original issuance discount (“OID”) of $250,000. The maturity date for each tranche funded shall be six months from the effective date of the respective payment date. The promissory note may be converted at any time on or after the occurrence of an event of default. The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

An initial promissory note of $200,000 was issued on September 15, 2017 and the Company received cash of $150,000 and recognized OID of $40,000 and financing cost of $10,000 as debt discount.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from Shareholder

Shareholder receivable is non-interest bearing, unsecured and due on demand. As at September 30, 2017 and December 31, 2016, the Company had shareholder receivable balance of $1,212 and $11,465, respectively.

Due to related parties

As at September 30, 2017 and December 31, 2016, the Company had due to related parties balance of $227,632 and $39,190, respectively, which represents advances from our CEO of $221,341 for financing the operating activities of the Company and advances from our CFO of $6,291. The amounts are non-interest bearing, unsecured and due on demand.

NOTE 9 - STOCKHOLDERS’ EQUITY

On June 8, 2017, the Company filed with the State of Nevada Amended and Restated Articles of Incorporation, reflecting an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000 and decreases its authorized shares of undesignated Preferred Stock from 100,000,000 to 50,000,000.

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

Preferred Stock

Series A Preferred Stock

The following summary of the Company’s Series A Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Liquidation Rights:

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any Distribution of any of the assets of the Company to the Holders of any Junior Stock by reason of their ownership of such stock an amount per share for each share of Series A Preferred Stock held by them equal to the sum of the Liquidation Preference. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the Holders of the Series A Preferred Stock are insufficient to permit the payment to such Holders of the full amounts specified in this Section then the entire remaining assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the Holders of the Series A Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive pursuant to this Section.

Redemption Rights:

The Series A Preferred Stock shall have no redemption rights.

Conversion:

The “Conversion Ratio” per share of the Series A Preferred Stock in connection with any Conversion shall be at a ratio of 1:20, meaning every (1) one Preferred A share shall convert into 20 shares of Common Stock of the Company (the “Conversion”). Holders of Class A Preferred Shares shall have the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation), to convert any or all their shares of the Class A Preferred Shares into Common Stock at the Conversion Ratio.

Voting Rights:

The Holder of each share of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder; and, (b) by 20. Such voting calculation is hereby authorized by the Company and the Company acknowledges such calculation may result in the total number of possible votes cast by the Series A Holders and all other classes of the Company’s common stock in any given voting matter exceeding the total aggregate number of shares which this Company shall have authority to issue. With respect to any shareholder vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled, notwithstanding any provision hereof, to notice of any stockholders’ meeting in accordance with the Bylaws of this Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. The holders of Series A Preferred Stock shall vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the Common Stock shareholders of the Company, except to the extent that voting as a separate class or series is required by law. Fractional votes shall not, however, be permitted and any fractional voting rights available on an as-converted basis (after aggregating all shares into which shares of Series A Preferred Stock held by each holder could be converted) shall be rounded to the nearest whole number (with one-half being rounded upward).

During the nine months ended September 30, 2017, the Company issued preferred shares as follows;

•	5,000,000 shares of preferred stock for the acquisition of 100% of issued and outstanding equity of 12 Hong Kong Limited (Note 1)

•	500,000 shares of preferred stock with fair value of $5,200,000 in connection with the acquisition of 12 Japan Limited (Note 4)

During the nine months ended September 30, 2017, 500,000 shares of preferred stock beneficially owned by the Company’s officer and director were cancelled (Note 4).

As of September 30, 2017, 5,000,000 shares of Series A Preferred Stock were issued.

Common stock

During the nine months ended September 30, 2017, the Company issued common shares as follows;

•	50,000,000 shares of common stock for the acquisition of 100% of issued and outstanding equity of 12 Hong Kong Limited (Note 1)

•	5,000,000 shares of common stock with fair value of $2,600,000 in connection with the acquisition of 12 Japan Limited (Note 4)

During the nine months ended September 30, 2017, 123,000,000 shares of common stock beneficially owned by the Company’s officer and director were cancelled (Note 1 and 4).

On July 13, 2017, the Company has reached an agreement with a vendor shareholder to return 3,000,000 shares of its common stock to treasury for cancellation.

As of September 30, 2017 and December 31, 2016, 75,692,024 and 147,492,024 shares of common stock were issued, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On October 26, 2017 the Company acquired 12 Europe A.G. in a share exchange whereby the Company exchanged 3,807,976 of its newly issued restricted common shares for the same number of shares of 12 Europe A.G. representing 100% of the equity of 12 Europe A.G. which then became a wholly owned subsidiary of the Company.

On or about October 19, 2017 the Company issued a $100,000 convertible promissory note. This note comes due on April 12, 2018 and carries an 8% interest rate. This note may be converted at the option of the Holder on or after April 12, 2018 together with all accumulated interest at the prevailing market price at the date of conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Form S-1 Amendment No. 2, as filed with the SEC on February 28, 2014. You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean 12 Retech Corp., and our wholly owned subsidiaries, 12 Japan Limited, incorporated in Tokyo, 12 Europe A.G., incorporated in Zurich, 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation, and 12 Retail Corporation, an Arizona corporation, unless otherwise indicated.

Our Corporate History and Background

Devago, Inc. was formed on September 8, 2014 in Nevada as a start-up stage company engaged in the creation of mobile software applications, or “Apps.” Its strategic initiatives included developing and marketing a mobile application, as well as expanding its portfolio through the acquisition of third party mobile applications and mobile application development companies.

On March 30, 2015, the Company received an S-1 Notice of Effectiveness from the Securities and Exchange Commission (the “SEC”).

Jose Armando Acosta Crespo had been the Company’s sole officer and director from inception through the Closing of the Share Exchange Agreement with the shareholders of 12 Hong Kong Ltd. He has acted as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

On June 7, 2017, the Company entered into the Share Exchange Agreement with 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation and its Shareholders (the “12 Hong Kong Shareholders”).

On June 27, 2017 Angelo Ponzetta was appointed CEO.

As of June 27, 2017 (the “Closing Date”), the Company and 12 Hong Kong Ltd., determined that all conditions necessary to close the Share Exchange Agreement have been satisfied and therefore as of July 31, 2017, the Share Exchange Agreement was closed and as such 12 Hong Kong Ltd. became a wholly-owned subsidiary of the Company (“Closing”). As per the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12 Hong Kong Ltd., representing 100% of the issued and outstanding equity of 12 Hong Kong Ltd., from the 12 Hong Kong Ltd. shareholders (the “12HK Shares”) and in exchange the Company issued to 12 Hong Kong Ltd. an aggregate of Fifty Five Million (55,000,000) shares of Company stock, consisting of: (i) Fifty Million (50,000,000) shares of post forward split Company common stock; and, (ii) Five Million (5,000,000) shares of a to be designated DVGG Series A Preferred Stock. Additionally, the following conditions to the closing of the Share Exchange Agreement were satisfied:

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

(iii)	the Company facilitated the cancellation of 19,800,000 shares of its restricted common stock and such stock were returned to the Company’s treasury; and,

(v)	12 Hong Kong Ltd. has provided the Company with financial statements prepared by an independent accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”), such financial statements are included as an Exhibit to this Current Report.

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

On September 13, 2017, the board of directors of the Company, voted to change the year-end from November 30 to December 31.

On September 23, 2017, the Company’s Board of Directors announced that Daniele Monteverde, the Company’s Chief Financial Officer, President of 12 Japan, Limited and interim director has agreed to continue to serve as a member of the Board of Directors until the next annual meeting of shareholders. Further Mr. Monteverde has indicated that he would continue to serve if elected by shareholders at that next annual meeting.

Mr. Monteverde will not be serving on any committees of the board as the board has not yet created any committees. There were no financial arrangements made for this appointment, as the board has not awarded any compensation for any directors at this time.

Subsequent Events

On October 26, 2017 the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with 12 Europe AG, a corporation duly formed and validly existing under the laws of Zurich (“12 Europe”), and the Shareholders of 12 Europe (the “12 Europe Shareholders”). Pursuant to the Share Exchange Agreement, the Company will acquire Three Million Eight Hundred Seven Thousand Nine Hundred Seventy-Six (3,807,976) shares of 12 Europe, representing 100% of the issued and outstanding equity of 12 Europe, from the 12 Europe shareholders and in exchange the Company shall issue to 12 Europe Three Million Eight Hundred Seven Thousand Nine Hundred Seventy-Six (3,807,976). As a result of the Share Exchange Agreement, 12 Europe shall become a wholly owned subsidiary of the Company. be cancelled and returned to the Company’s treasury.

Current Operations

12 Retech Corporation (OTC: RETC) is a publicly listed holding company whose operating subsidiaries develop, improve, acquire and/or license technologies designed to bridge the convergence between real world "Brick and Mortar" stores with effective Online retailing, creating a new, fun and exciting way of transacting Commerce. For Retailers, our products bring more Consumers into physical and/or online stores, encouraging them to purchase more by improving their overall shopping experiences while lowering both the Retailer's costs of customer acquisition and the costs of employee training. We call this Empowered Shopping. We enhance shareholder value by acquiring Micro-Brands that can greatly increase revenue and earnings by applying and using our proprietary technologies. These Micro-Brands give us access to sell our technologies to Major Retailers around the globe. Our subsidiaries 12 Japan Limited and 12 Europe, A.G. operate under the guidance of our main technology subsidiary 12 Hong Kong Limited. Our Micro-Brands operate under the leadership of our U.S. based subsidiary 12 Retail Corporation. For more information about our products, technologies and/or Micro-Brands visit our website at: www.12ReTech.com

Leading the Profitable Convergence of Traditional and Online Retail Commerce through Technology.

The Omni-Channel Solution.

Our Strategic Plan:

1.	Continuously enhance and improve our proven proprietary 12 Technology Suite that benefits traditional & online Retailers and Shoppers
2.	License or acquire synergistic 3rd party technology
3.	Acquire undervalued Micro-Brands that our 12 Technology Suite & digital expertise benefits
4.	Employ our 12 Technology Suite to increase Revenue & Earnings at our Micro-Brands to further demonstrate and improve its effectiveness
5.	Sell or license our 12 Technology Suite to other retailers around the globe

Retail is in Turmoil:

Brick and Mortar Retail seems to be on the decline. Almost every month, we hear of another retailer that is filing for bankruptcy: recently Sports Authority, Sports Chalet, Toys-R-Us, BCBG MaxAzria, Payless Shoes, and many others. Online shopping hasn't changed much in over 20 years.

The reason there aren't more shoppers is that retailers haven't made shopping an experience; all the stores look pretty much the same and offer the exact same shopping experience: drab and boring. Retailers have forgotten their roots. The retailing giants of yesteryear like RH Macy, Bernard Gimbel, and J.C. Penney went to great lengths to create shopping experiences for their customers with the technology of their day. They created store windows to showcase their products, they hired models to demonstrate their wares, they brought in Santa Claus and the Easter Bunny to delight the kids, they added cafes to keep people in their stores, and masterminded events like the Macy's Thanksgiving Day Parade. What they realized back then, and what retailers are just starting to reaffirm, is that people want to get out and socialize, and that they want experiences.

Applying today's latest technologies, 12 Retech makes shopping an experience again (EMPOWERED SHOPPING, our Omni-Channel Solution – the 12 Technology Suite). We combine the real-world brick and mortar shopping with the online experience!

Market Opportunity

Business Insider / Harvard Business Review Survey:

•	"Retailers need to adopt a bevy of omni-channel tools in order to capture a lift in sales and attract a larger audience." - January 4, 2017, Business Insider Intelligence
•	"While e-commerce is growing faster, brick & mortar still accounts for the vast majority of retail sales."
•	"Accenture reports that 49% of consumers say the best thing retailers could do to improve the shopping experience is to better integrate in-store, online, and mobile shopping channels." – Digitalist Magazine – March 10, 2014
•	The Global Retail Industry, according to Research and Markets, should see $28 trillion USD in revenues per year by 2019.
•	E-commerce has increased 20% on average each year, but remains at only 8% of total commerce.
•	Many shoppers visit shops but purchase online looking for lower a price.
•	Unqualified shop staff cannot help effectively and can struggle to make consumers happy.
•	Waiting in line and waiting for fitting rooms or to pay can be frustrating and has the potential to make customers exit the store.
•	Small retailers cannot afford to spend money on advertising or technology.
•	Retailers have been reluctant to fully embrace the potential of new technologies especially from a “new” technology company(s). However, by acquiring Micro-Brands we can approach the Retailers we already do business with as a “known” quantity with new promotional tools. We believe this will be a much easier sale to make.

For Consumers:

•	Consumers can enjoy shopping while they socialize with friends and will be entertained at all times.
•	Consumers can check products online, in store, on the iMirror, iKiosks or Mobile.
•	Consumers can get customized offers on specific products/brands.
•	Consumers do not need to wait in line for fittings and paying. They can have flexibility for home delivery or pick-up.
•	Consumers can get on request, immediate offers/discounts on products, food (restaurants) or services from businesses that are in the approximate vicinity (within 10 min walking distance).
•	Consumer can always get the best immediate deal available on various offers.

Internet Shopping

Internet shopping is a double-digit growth market year on year. 12 Retech will take full advantage of Internet shopping by enabling it in-store, on the road (mobile) and at home. Consumers can order online in the shop and request home delivery or pick-up at a later date.

Social Networking

12 Retech brings social media to life in a rich, totally immersive and exciting environment. In store, consumers can connect instantaneously with any available social networking system like Facebook, Skype, WhatsApp, Line, Wechat, etc. Consumers can share pictures, videos and can get opinions from their families and friends. 12 Retech actively evolves with the rapidly changing “iGeneration.”

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

We believe that the concept of allowing the Consumer to have fun, receive special offers and being entertained during shopping experience is very important. 12 Retech allows the consumer feel special, important and empowered and lets the consumer chose their best offer available in store or close to the store right now. A true Omni-Channel Experience.

Here's How We Solve Retail's Problems – the 12 Technology Suite, Our Omni-Channel Solution

Our 12 Technology Suite is designed as a comprehensive platform. Retailers can choose the entire suite or modules a-la-carte according to their needs. Our platform seamlessly integrates all our proprietary and licensed technologies. Our APIs can accommodate almost any other third-party ERP, CRM, POS, or web portals. All our products work together to create fun, exciting experiences that combine real world shopping with social media and online Commerce, a true Omni-Channel Solution.

Our Proprietary Products- The 12 Technology Suite

•

12 Mirror: Unlike other so-called "magic mirrors", ours is designed to work with our 12 Technology Suite, interacting with the ERP, CRM, POS and web portals. It is a real mirror that turns into a screen, recognizes clothes that a person is fitting, and can take pictures which are instantaneously sent to friends on social media. In specific cases and on the Retailer's requirement, the 12 Mirror can turn into a pre-reserved fitting room. The 12 Mirror detects products, gives information, suggests accessories, and collects data about consumers that may be important to Retailers. The shopper can place products directly into a shopping cart and purchase the product right at the mirror (or add to a wish-list for future consideration). The retailer collects all this data and can re-target these consumers later.

•	12 Kiosk and 12 in-store app: These applications serve the same function and allow the Retailer's staff to look up inventory levels, answer questions that consumers have, take payments, take orders, and ship products all without the shopper having to wait in line. Because all this information is at the fingertips of the store employee, it reduces training costs and staffing needs for the Retailer.
•	12 Mobile App: This allows the consumer to interact with the 12 Mirror, purchase product while in the store or online, and like the 12 Mirror, allows the shopper to seamlessly share photos and product information with others on social media, and store products in their wish-list or shopping cart. Retailers have access to this data to retarget consumers.
•	12 ERP: Our Proprietary ERP system is designed for those retailers needing a more modern effective efficient ERP system that is part of our 12 Technology Suite.

•	12 Display: This is essentially an advertising platform that can be installed in a store, shopping mall, airport terminal, or any high traffic location. It detects people around it, can identify the age, sex and mood of the person and display products that are within the mall, store or just available online that the consumer might be interested in. The consumer can interact directly with the 12 Display to get more information, choose to look at other products, look up what stores are nearby and much more. This product is designed to get consumers to shop with specific retailers, whether in the store or online.
•

12 API: Designed to work with an ever-increasing list of ERP, POS, and CRM platforms. Our developers can work with any retailer's tech department to configure our API to work with their legacy systems.

Behind the Scenes- here’s how it works:

USXS – Unifying Shopping eXperience System ® - USXS is the solution for all retail problems in reaching the consumer; the connector of any available technology system and the generator of a truly shopping and entertainment experience for consumers. Our technology is based on the full integration of the iMirror/ADScreen connected with iKiosk, Mobile and e-commerce. The whole technology enables consumers to be independent and freely share information with friends.

We call this the “12 Experience" or Empowered Shopping. We believe that this Empowered Shopping experience when combined with our online technologies creates real Omni-Channel Retailing that is proven. We believe that both retailers and customers desire an exciting, timesaving and efficient way to enjoy and to fully become immersed within the traditional retail environment. We believe that:

•	12ReTech sets a new trend in retailing; changing the way shopping and advertising is done

•	12ReTech connects people to business and people to people

•	12ReTech offers a real-time service to consumers wherever they are located

•	12ReTech builds Omni-Channel shopping through the integration of four fundamental retail and entertainment components: Traditional Shopping; Online/Mobile Shopping; Social Networking; PR - Advertising and Entertainment

Through the 12 Technology Suite, we provide a simple app to Business owners, to simply place their offer. We continue to provide our app to consumers through advertising, PR campaigns, etc. Consumers can get special deals if they reserve through our app by choosing a special menu and pre-pay through our app. Why do we believe that consumers will choose our app? Because we believe that it is the only app in the marketplace today that can provide immediate special offers and discount actions, providing easy-to-get immediate deals in the close surroundings.

The 12 Technology Suite is Disruptive Technology

The Company deploys its technology in traditional retail outlets in order to allow for a seamless and novel approach to traditional retail shopping models. We believe that consumers want to shop in a seamless way, avoiding long lines and avoiding the frustrations in which traditional retail shopping has long since been mired. Our 12 Technology Suite provides the solution.

We firmly believe that the modern shopper:

•	Wants to evaluate products, all the time, not only while shopping.

•	Likes to learn about a product and get a friend's recommendation and suggestion through any way available, especially social media.

•	Wants flexible shopping anywhere; online, mobile or at the store.

•	Flexible order and delivery or pick-up at store.

•	Wants to receive customized offers and promotions before entering or when they are at the store.

•	Expects seamless, personalized experience at every touch point –anytime, anywhere.

•	Convenience and value have to be assured.

What does it bring to Customers

Benefits of our Proprietary 12 Technology Suite to Retailers

•	Our products are used to capture useful data for retailers to sell products later.
•	Our products are used by retail employees to advise customers and check inventory levels and order status. This saves retailers training dollars and improves the customer experience.
•	Advertising networks can be created to fuel programmatic advertising at shopping malls, creating revenue for the Company, mall operators and retail stores.
•	Can eliminate lines at the cash register.
•	Helps re-target customers with products they want.
•	Increases consumer reengagement = increased sales
•	What if you could buy products directly out of videos you see online? Would that be a more exciting experience than today's shopping carts? We can do that

It drives more customers to the store and helps to increase sales because customers will spend more time in store browsing and checking products. Sales are also generated after store closure, and sales are generated when consumer shows the product and speaks with friends. The technology allows the retailers to get customized information from customers, by learning and understanding the consumer behavior and shopping patterns, while providing improved and customized offers to consumers. Customer creates free advertising through the sharing of pictures taken in store.

Intellectual Property

The Company holds three patents covering its Intellectual Property.

		Patent Application #:	Description:	Filing Date:
1.	U.S.A.	20150161712	Unifying Shopping Experience System	December 23, 2013
2.	China	201410418985 X	Unifying Shopping Experience System	August 22, 2014
3.	E.U.	P2104-1526	Unifying Shopping Experience System	October 24, 2014

Future Intellectual Property Strategy

The Company intends to continue its development of its technologies and will continue to apply for patents for future product developments. The Company’s strategy is to protect the technologies with patents in Europe, U.S. and China. Following product development, each product using our technologies will be further protected individually by new patent filings worldwide.

Employees

We currently have 3 full-time employees.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended
	September 30,
	2017	2016	Change
Revenue	$34,645	$-	$34,645
Cost of revenue	454	-	454
Gross Profit	34,191	-	34,191

Operating expense
General and administrative expenses	279,741	35,639	244,102
Professional fees	13,800	484	13,316
Depreciation	7,283	2,889	4,394
Impairment loss on goodwill	7,811,650	-	7,811,650
Total Operating Expenses	8,112,474	39,012	8,073,462

Other Expenses	(3,245)	-	(3,245)
Net loss	$(8,081,528)	$(39,012)	$(8,042,516)

During the three months ended September 30, 2017 and 2016, the Company earned revenues of $34,645 and $0, respectively. The increase in revenue was primarily as a result of license fees received in 2017.

For the three months ended September 30, 2017, cost of revenue was $454 compared to $0 for the same period in 2016. The increase in cost of revenue was immaterial.

Our operating expenses, for the three months ended September 30, 2017 were $8,112,474 compared to $39,012 for the same period in 2016. The increase in operating expenses was primarily as a result of impairment loss on goodwill, from the acquisition of 12 Japan Limited. This was a non-cash onetime expense. The managing shareholders elected to cancel certain shares to accommodate the new shares issues to acquire 12 Japan, which caused the impairment loss on goodwill of $7,811,650. General Administrative expenses increased from $35,639 in 2016 to $279,741 in 2017, an increase of $244,102, which are expenses directly related to the acquisitions of 12 Hong Kong and 12 Japan, as well as increased public company expenses.

We incurred a net loss of $8,081,528 and $39,012 for the three months ended September 30, 2017 and September 30, 2016, respectively. See above for the primary cause.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

	Nine Months Ended
	September 30,
	2017	2016	Change
Revenue	$34,645	$64,500	$(29,855)
Cost of revenue	454	35,153	(34,699)
Gross Profit	34,191	29,347	4,844

Operating expense
General and administrative expenses	279,741	102,874	176,867
Professional fees	13,800	2,484	11,316
Depreciation	7,283	8,415	(1,132)
Impairment loss on goodwill	7,811,650	-	7,811,650
Total Operating Expenses	8,112,474	113,773	7,998,701

Other Expenses	(3,245)	-
Net loss	$(8,081,528)	$(84,426)	$(7,997,102)

During the nine months ended September 30, 2017 and 2016, the Company earned revenues of $34,645 and $64,500, respectively. The decrease in revenue was primarily as a result of that the Company did not have any new projects and earns no consulting revenue in 2017, which it earned in 2016 in addition to the continued licensing fees that are included in both periods

For the nine months ended September 30, 2017, cost of revenue was $454 compared to $35,153 for the same period in 2016. The decrease in cost of revenue was substantial.

Our operating expenses, for the nine months ended September 30, 2017 were $8,112,474 compared to $113,773 for the same period in 2016. The increase in operating expenses was primarily as a result of impairment loss on goodwill, from the 12 Japan Limited acquisition. This was a non-cash onetime expense.

We incurred a net loss of $8,081,528 and $84,426 for the nine months ended September 30, 2017 and September 30, 2016, respectively. See above for the primary cause.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	September 30,	December 31,
	2017	2016	Change
Current assets	$173,064	$67,272	$105,792
Current liabilities	$394,016	$41,808	$352,208
Working capital (deficiency)	$(220,952)	$25,464	$(246,416)

Cash Flows

	Nine Months Ended
	September 30,
	2017	2016	Change
Cash used in operating activities	$(287,600)	$(104,014)	$(183,586)
Cash provided by (used in) investing activities	$113,103	$(2,254)	$115,357
Cash provided by financing activities	$251,184	$125,271	$125,913
Cash and cash equivalents on hand	$92,513	$68,718	$23,795

As at September 30, 2017 our company’s cash balance was $92,513 and total assets were $183,251. As at December 31, 2016, our company’s cash balance was $15,043 and total assets were $115,298.

As at September 30, 2017, our company had total liabilities of $394,016, compared with total liabilities of $41,808 as at December 31, 2016.

As at September 30, 2017, our company had working capital deficiency of $220,952 compared with working capital of $25,464 as at December 31, 2016. The decrease in working capital was primarily attributed to an increase in due to related parties and note payable.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our company used $287,600 in cash in operating activities, compared to $104,014 cash used in operating activities during the nine months ended September 30, 2016. The cash used in operating activities for the nine months ended September 30, 2017 was attributed to a net loss of $8,081,528, offset by impairment loss on goodwill of $7,811,650, depreciation of $7,283 and amortization of debt discount of $4,420, and decreased by a net decrease in change of operating assets and liabilities of $29,425. The net cash used in operating activities for the nine months ended September 30, 2016 was attributed to a net loss of $84,426 offset by depreciation of $8,415, and decreased by a net decrease in change of operating assets and liabilities of $28,003.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017, our company was provided $113,103 in investing activities compared to $2,254 used in investing activities during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company received cash from acquisition of subsidiaries of $105,991 and $10,253 from collection of shareholder receivable and used $3,141 for purchase of property and equipment. During the nine months ended September 30, 2016, the Company used $2,254 for purchase of property and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017, our company received $251,184 from financing activities compared to $125,271 received from financing activities during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company received $113,098 from related parties to pay expenses on behalf of the Company and $150,000 from note payable and repaid $11,914 to related parties. During the nine months ended September 30, 2016, the Company received $258,000 from issuance of common stock and repaid $132,729 to related parties.

Change in Fiscal Year

On September 13, 2017, our Board of Directors approved a change in our Fiscal Year End from November 30 to December 31. The change in fiscal year end became effective for our 2017 fiscal year, which began December 1, 2016 and ends on December 31, 2017. Since the Company elected to not file a Transition Report on Form 10-Q for the one-month transition period from December 1, 2016 to December 31, 2016 (the "Transition Period"), the Company has included its unaudited financial statements for the Transition Period in this report on Form 10-Q. Additionally, as the Company is filing this Form 10-Q for the new reporting period ended September 30, 2017, we are including the one month period June 1, 2017 to June 30, 2017, in this report on Form 10-Q. The Company now operates on a fiscal year ending on December 31, 2017.

Transition period December 1 to December 31, 2016

During the transition period ended December 31, 2016, the Company earned no revenue, and incurred no cost of revenue.

Our operating expenses, for the transition period ended December 31, 2016, were $39,441.

We incurred a net loss of $39,167 for the transition period ended December 31, 2016.

One month ended June 30, 2017

During the one month ended June 30, 2017, the Company earned no revenue, and incurred no cost of revenue.

Our operating expenses for the one-month ended June 30, 2017 were $15,118.

We incurred a net loss of $14,853 for the one month ended June 30, 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $210,765 through September 30, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Goodwill

We account for goodwill in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

We completed an evaluation of goodwill at September 30, 2017, and recognized an impairment loss of $7,811,650 during the nine months ended September 30, 2017.

Revenue and Expense Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) services have been rendered, (3) the fee is fixed or readily determinable, and (4) collectability is reasonably assured. We recognize revenue in accordance with ASC 605, “Revenue Recognition.” Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts.

Revenues from the services rendered are recognized in proportion to the services delivered.

Any amount receivable or received, but unrecognized for revenue recognition purpose is recorded as deferred revenues.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

Recent accounting pronouncements

For discussion of recently issued accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures carried out by the outgoing CEO (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, up to May 31, 2017, the disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The new Management has identified the following material weaknesses and concluded that, up to May 31, 2017, the disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting during the quarter ended September 30, 2017, other than changes in management over previous quarters that have not materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	S-1/A	3.1	February 10, 2015
3.3	By-Laws	S-1	3.3	December 30, 2014
10.1	Share Exchange Agreement by and among the Company, 12 Japan Limited and the shareholders of 12 Japan Limited, dated July 31, 2017, filed herewith.	8-K	10.1	August 2, 2017
(21)	Subsidiaries-12 Japan Limited, 12 Europe A.G., 12 Hong Kong Limited,, and 12 Retail Corporation
21.1	Subsidiaries

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1	Section 302 Certification by the Principal Executive Officer
31.2	Section 302 Certification by the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification by the Principal Executive Officer
32.2	Section 906 Certification by the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 RETECH CORPORATION
(Registrant)

Dated: November 14, 2017	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Daniele Monteverde
Daniele Monteverde
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

