Form 10-Q/A
period 2017-05-31
12 Retech Corp
filed 2018-02-21
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-201319

12 RETECH CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 S Carson St Suite 200 Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

530-539-4329

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

75,692,024 common shares issued and outstanding as of July 11, 2017

This 10-Q-A has been filed to correct an error(s) on the cover page of the originally filed 10-Q effective as of the original filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

12 RETECH CORPORATION
(Registrant)

Dated: February 21, 2018	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer
(Principal Executive Officer)

Dated: February 21, 2018	/s/ Daniele Monteverde
Daniele Monteverde
Chief Financial Officer
(Principal Financial Officer