Form 10-K
period 2017-12-31
12 Retech Corp
filed 2018-04-16
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-201319

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

NEVADA	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 S. Carson Street Suite 200 Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 530-539-4329

Securities registered under Section 12(b) of the Act:

none

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.00001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Markets on March 29, 2018) held by non-affiliates was $2,685,322.

The number of shares of common stock ($0.00001 par value) outstanding as of March 29, 2018 was 82,200,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

12 RETECH CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-	our current lack of working capital;
-	inability to raise additional financing;
-	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
-	deterioration in general or regional economic conditions;
-	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
-	inability to efficiently manage our operations;
-	inability to achieve future sales levels or other operating results; and
-	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “12 Retech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. BUSINESS

At our core, we are a software company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our microbrand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents: 12 Hong Kong, Limited (“12HK”, “12 Hong Kong, Ltd.”), 12 Japan, Limited (“12JP”, “12 Japan, Ltd.”), 12 Europe A.G. (“12EU”, “12 Europe AG”), and 12 Retail Corporation (“12 Retail”) (and its subsidiary, E-Motion Apparel, Incorporated (“EAI”, “E-Motion Apparel, Inc.”) in North America).

The Subsidiaries:

-12 Hong Kong, Ltd. a corporation organized in the special economic region of Hong Kong. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction (See section 7 Management Discussion & Analysis). This is the technology company that manages all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. In addition, this subsidiary serves as an additional marketing and sales hub for Asia, particularly the Chinese market, excluding Japan.

-12 Japan, Ltd. a corporation organized in Japan. The Company acquired 12 Japan, Ltd, located in Tokyo, Japan on July 31, 2017 in a share exchange (see section 7 Management Discussion & Analysis). This subsidiary operates in the country of Japan. It is this subsidiary that services our first customer, Itoya Ltd, where our technology was successfully implemented and proven.

-12 Europe A.G. a corporation organized in Switzerland. The Company acquired 12 Europe A.G. on October 26, 2017 in a shares exchange. (see section 7 Management Discussion & Analysis). This subsidiary markets, sells, and services the Company’s proprietary and licensed technology to retailers in the European market from its base in Zurich, Switzerland. Since its acquisition, this subsidiary has already signed agreements with 4 retailers, 1 department store and 3 local businesses, to deploy our technology and 12Sconti app (see Our Technology).

-12 Retail Corporation was formed in the state of Arizona, USA and maintains an office in Scottsdale, Arizona. This subsidiary was formed on Sept. 18, 2017 to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. All of the microbrands that are acquired will retain their own brand name and identity although they will share some economies of scale and benefit from the management expertise, resources and capital allocation available as a subsidiary of the Company. The microbrands will become subsidiaries of 12 Retail Corporation.

-E-motion Apparel, Inc. (“EAI”) On March 12, 2018, The Company acquired 100% of the equity in E-motion Apparel, Inc, a California corporation, though the 12 Retail subsidiary, pursuant to a Share Exchange Agreement (see Section “Subsequent Events”), which itself owns four other microbrands that target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many smaller quantities of garments, keeping online sales channels fresh.

The Opportunity:

Brick and mortar retailers continue to struggle against online competition, even though online sites haven’t changed much in 20 years. With consumers looking to purchase products in new ways with a larger focus on individualism and social sharing, retailers and merchants are searching for new ways to entice consumers through software technologies that engage consumers both online and in the physical store. These disruptive changes are affecting not just merchants and retailers, but all stages of their supply channel from design and manufacture to distribution and shipping. Consequently, many of the valuations of retailers, merchants, and their suppliers are in the trough while other retailers have simply gone out of business.

However, brick and mortar retailers are not all going to just disappear, although they will change, because consumers shop when they enjoy the shopping experience. Online merchants will change too as the landscape continues to get more competitive. Both online and physical merchants are learning that as consumers habits change, traditional marketing and advertising like TV is much less effective. We call this combination of forces the “Consumer Shift”. This Consumer Shift is driving a convergence of the online/mobile merchant with the physical retailer, as we have seen with Amazon’s acquisition of Whole Foods, Inc. and their opening of physical book stores, and Walmart’s acquisition of Jet.com. That convergence will continue.

World-wide retailing represents approximately $28 trillion in revenue, while in 2016 in the U.S. alone all forms of retailing represented $4.65 trillion in annual revenue (according to Statista Feb 2017). While management believes that the Company’s software and technologies can benefit almost all retailers, the Company will initially focus on the Apparel and Cosmetics sectors where they believe we can have the biggest impact and that market generated over $378 billion in 2016 revenue in just the U.S. (Statista Feb 2017).

The Company benefits shareholders by generating its revenue and earnings two ways: 1) Through the revenue and earnings generated from its microbrands, and 2) through the revenue generated through the sale and/or licensing of its proprietary software and technology to third party retailers and merchants.

Our Technology:

The Company’s patented, proprietary technology products, software and services, as well as management expertise, directly addresses the Consumer Shift with software solutions that seamlessly engage consumers both in the physical store and online, encourage social sharing, and advertising while lowering retailer and merchants’ operating costs. We will employ it ourselves at our microbrands where we demonstrate its effectiveness and develop additional feature sets.

Adoption and Deployment of our Software:

Retailers have already expressed interest in our software solutions, recognizing that we demonstrate the 3P’s of successful technology: “Proven, Proprietary, and Patented”. Itoya has already successfully installed our technology in its 13-story lifestyle store in Tokyo and is in talks to install our solutions in more of its stores. Manor, A.G., the largest department store chain in Switzerland with over 60 stores, has now ordered a pilot for two of its stores including its Flagship Store. The Company’s brand new 12Sconti app has been well received and is being promoted by retailers in Switzerland in advance of its planned May 2018 launch. In the United States, in January 2018 the Company hosted nearly 60 top retail executives in association with the National Retail Foundation where it introduced its technology to favorable reviews, and has received interest from retailer in the U.S., Mexico, and Brazil as well.

Our Microbrand Acquisition Strategy:

Management defines a “microbrand” as “any brand that generates under $75 million in annual revenue”, and a “minibrand” as “any brand with $75 million to $ 1 billion in annual revenue”. A true “Brand” has over $1 billion in annual revenue. With brick and mortar retail sales in the trough due to the Consumer Shift, management believes that there is a strong opportunity to acquire microbrands based on trough valuations that, through the deployment of our technologies, can produce outsized returns and be generally accretive to our business. Since these microbrands are small, they can be targeted to smaller individual niche demographics, providing the individuality required by the Consumer Shift. Each of our microbrands will be complementary to each other and generally benefit from our technologies.

With the acquisition of significant profitable microbrands, the Company becomes self-sufficient, able to generate its own cash flow to minimize the need to raise capital to support its software development, sales and deployment.

Management formed 12 Retail Corporation in Arizona, U.S.A to acquire microbrands and manage its Microbrand strategy:

-E-motion Apparel, Inc. On March 12, 2018, subsequent to year ended December 31, 2017 the Company, through its 12 Retail subsidiary, acquired its first microbrand: E-motion Apparel, Inc, (“EAI”), a California corporation founded in 2011, which itself owns four other microbrands that target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company is now located in Salt Lake City, Utah to take advantage of a “pro-business” well trained employee market, and operates its own production facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to produce many small quantity garments that can keep online sales channels fresh, as well as speeding up design and creation of samples so that large scale off-shore production can be accomplished more rapidly. For more information please visit our website at www.E-motionapparelinc.com or on Facebook at: lexi-luu designs-dancewear

Additional Microbrands Targeted for Acquisition:

The Company has targeted a number of other potential acquisitions and has announced the execution of two Letters of Intent (“LOI”) to acquire three of them: Colorado Trading and Clothing Company d/b/a Active Fashion Group, The J. Peterman Company, LLC, and Krazy Larry, Inc., and continues to perform due diligence while final negotiations and documentation are on-going. If and when these acquisitions are completed, they would add an additional $45 million in annual revenue, and could expect to similarly benefit from the synergies between the other microbrands and the Company’s proprietary technologies.

Our Technology Strategy:

Management believes that adoption of our software technology and strategies by physical and online retailers and merchants is the only way for them to combat the dual threat posed by Amazon and Walmart

12 Retech Corporation has created a fully-integrated shopping experience driven by new technology and has integrated all aspects of social networking. We refer to our technology simply as the “12 Technology Suite”, or just “12 Suite”. We anticipate we will be the next disruptive innovator in the retail sector. Simply put, 12 Suite is an interactive shopping cart that seamlessly combines shopping and social networking for a fun and unique shopping experience. 12 Suite integrates in-store, online, and mobile shopping with its smart mirror (“12Mirror”), 12Mobile app, and 12Kiosk, while an interactive advertising screen provides special offers from shops, restaurants, and service providers. Over the past 36 months, the Company has developed a proprietary technology suite (software, hardware (the 12Mirror), applications for the iPhone, iPad, and Android phones and tablets (12Mobile)) that integrates traditional shopping, on-line shopping, entertainment and social networking into a “Totally Integrated Retail Platform”.

The first fully-integrated store (13 story shopping center) has been fully implemented in Tokyo, Japan and is running successfully since the beginning of 2016. In the meantime, we have been in active negotiations with a Japanese information technology company for distribution rights in Japan and are now working on an enhancement project focusing our system to Promotion / Advertising activities in approximate vicinities. We believe that all elements are in place to continue development and expansion of the concept in department stores, malls and specialized retailers in fashion and/or jewelry.

The 12 Retech Experience

USXS – Unifying Shopping eXperience System® - Management believes that the USXS is the solution for all retail problems related to reaching the consumer; the connector of any available technology system and the generator of a truly shopping and entertainment experience for consumers. Our technology is based on the full integration of the 12Mirror / 12ADScreen connected with 12Kiosk, 12Mobile and e-commerce. The whole technology will enable consumers to be independent and freely share information with friends.

We call this the “12 Experience”. We believe that the 12 Experience offers both retailers and customers an exciting, timesaving and efficient way to enjoy and to fully become immersed within the traditional retail environment.

We believe that:

●	12 Retech will set a new trend in retailing; changing the way shopping and advertising is done
●	12 Retech will connect people to business and people to people
●	12 Retech will be the first offering a real-time service to consumers wherever they are located
●	12 Retech will build on the complete integration of four fundamental retail and entertainment components: Traditional Shopping; Online/Mobile Shopping; Social Networking; PR - Advertising and Entertainment

Industry Overview

●	E-commerce has increased 20% on average each year but remains at only 8% of total commerce.
●	Many shoppers visit physical shops but purchase online looking for lower a price.
●	Unqualified shop staff cannot help effectively and can struggle to make consumers happy.
●	Waiting in line, waiting for fitting rooms, or waiting to pay, can be frustrating and has the potential to make customers exit the store without purchasing.
●	Small retailers cannot afford to spend significant money on advertising or technology.
●	Retailers are reluctant to fully embrace the potential of new technologies if it costs them significant money and is difficult to implement the new system.
●	There is a need to provide an easier way to get special offers to consumers.

Disruptive Technology

The Company is deploying its technology in traditional retail outlets in order to allow for a seamless and novel approach to traditional retail shopping models. In order to advance our concept, we have identified several key concepts that we believe are the cornerstones of our business in the coming months and years. We believe that consumers want to shop in a seamless way, avoiding long lines and avoiding the frustrations that traditional retail shopping has long since been mired.

We firmly believe that the modern shopper:

●	Wants to evaluate products all the time, not only while shopping.
●	Likes to learn about a product and get a friend’s recommendation and suggestion through any methodology available, especially social media.
●	Wants flexible shopping anywhere; online, mobile or at the store.
●	Wants flexible order and delivery or pick-up at the store.
●	Wants to receive customized offers and promotions before entering or when they are at the store.
●	Expects seamless, personalized experience at every touch point – anytime, anywhere.
●	Wants convenience and value to be assured.

What does it bring to Customers?

12 Retech’s technology helps drive more customers to the store and helps to increase sales due to the fact that customer will spend more time in the store browsing and checking products, sales can also be generated after store closure, sales can be generated after the consumer shows the product to friends and speaks with them. The technology allows retailers to receive customized information about customers, learn and understand their behavior and shopping patterns, while providing improved and customized offers to consumers. Customers create free advertising for the retailers through the sharing of pictures taken in the stores.

The 12 Suite

Our 12 Suite offers a spectrum of smart devices – from mirrors to PR screens to kiosks and more – to help retailers reach new consumers, increasing visibility across all channels and providing a better service.

12Mirror

The 12Mirror is a unique in-store application, which is truly different from currently existing magic mirrors. Our 12Mirror is a custom-made interactive mirror with touch capability. It recognizes clothes that a person is fitting, and can take pictures, which can be instantly shared with friends and family.

When synchronized with the 12Mobile application, it enables shoppers to transfer 12Mirror images to their smart phones, purchase items with ease, and share their experience with friends online.

The 12Mirror detects products, gives information and collects data from consumers and products that are important for the shop, designer and manufacturer.

It also offers related products in store and from other stores if available.

12Kiosk

The 12Kiosk is an in-store application to browse products, get information and place orders. In the stores, the 12Kiosk can detect products, provide information, and allow the consumer to checkout on this device as a self-checkout point.

It collects data from consumers and products, which in turn are important for the shop, designer, and manufacturer.

12ADScreen

The 12ADScreen is a custom-made two-way screen with voice and touch capability. It detects people in front of the screen and calls them up by sound or voice. The consumer can get information on special offers at the store and/or can download advertised pictures or videos and then shop directly out of them.

The 12ADScreen is a new way of interactive advertising, attracting consumers in a fun and entertaining way.

12Mobile
The 12Mobile App is an e-commerce application for iPhone and Android mobile devices. This application can be used to find great offers at nearby member stores, it can make reservations and pay for purchases and services, it can check products in members stores, and it allows the consumer to socialize through the app or share with other social media apps. It allows downloading pictures or videos from the 12Mirror or 12ADScreen, to share with friends. The consumer can receive special offers or coupons from advertisers and can participate in monthly competitions via our app.

The Staff/Sales App
The Staff/Sales App is an application for vendors, which can be used on smart phones, tablets, or PC’s to communicate with the 12 Retech technology system, checking product information, inventory and location for a better service to their customers. It also provides product-training sessions for education of the sales staff.

12Sconti App

The 12Sconti App – a new addition to our 12 Suite – was created to help in reducing food waste. This app helps retailers of perishable products to reduce their waste by offering products at reduced prices to 12Sconti’s users. It allows consumers to buy products at a cheaper price from vendors in their vicinities.

1% of all revenue will be donated to a charity organization dedicated to help mitigate world hunger.

12 Retech Will Make Shopping a “Truly Social Experience”

Offers to Consumers

●	Consumers can enjoy shopping while they socialize with friends, being entertained at all times.
●	Consumers can check products online, in the store, on the 12Mirror, 12Kiosks or 12Mobile.
●	Consumers can get customized offers on specific products/brands.
●	Consumers do not need to wait in line for fittings and paying. They can have the flexibility of home delivery or pick-up at the store.
●	Consumers can get immediate offers and discounts on products, restaurants or services from business that is in the vicinity (within 10 min walking distance).
●	Consumers can always get the best immediate deal available on various offers.

12 Retech brings social media to life in a rich, totally immersive and exciting environment. In the store, consumers can connect instantaneously with any available social networking system like Facebook, Skype, WhatsApp, Line, Wechat, etc. Consumers can share pictures and videos, and can get opinions from their families and friends. 12 Retech actively evolves with the rapidly changing “iGeneration.”

Advertising and Entertainment

In the retail and advertising business, the ideal customer for adopting this concept are department stores, malls or small retailers who want to improve their sales at the shop and online by empowering consumers and providing them with a total experience and also by reaching them with unique offers. For the first stage of our mobile app, we are targeting small and middle level retailers as well as service providers. On stage two we will target people who have skills and want to provide them privately (Person to Person) generating additional value for consumers. We believe that the concept of allowing the Consumer to have fun, receive special offers and being entertained during their shopping experience is very important. 12 Retech makes the consumer feel special, important and empowered, allowing them to choose the best offer available right now at the store they are in or at stores in the vicinity.

Intellectual Property

The Company has three patents pending covering its Intellectual Property:

1. U.S.A.

Patent Application #: 14/101,486

Description: The patent application relates to an inventive shopping system with enhanced efficiency, including but not limited to, a customer interaction device for communication between a customer and the shopping system, the customer interaction device interacting with the shopping system to conduct activities in a retail store.

Filing Date: December 10, 2013

2. P.R. China:

Patent Application #: 201410418985.X

Description: This patent application claims priority from the US application, and it relates to an inventive shopping system with enhanced efficiency, including but not limited to, a customer interaction device for communication between a customer and the shopping system, the customer interaction device interacting with the shopping system to conduct activities in a retail store.

Filing Date: August 24, 2014

3. Patent Cooperation Treaty (PCT) Application

Patent Application #: PCT/IB2014/066751

Description: This patent application claims priority from the US application, and it relates to an inventive shopping system with enhanced efficiency, including but not limited to, a customer interaction device for communication between a customer and the shopping system, the customer interaction device interacting with the shopping system to conduct activities in a retail store.

Filing Date: December 10, 2014

		Patent Application #	Description	Filing Date
1.	USA	14/101,486	Unifying Shopping Experience System	Dec 10, 2013
2.	P.R. China	201410418985.X	Unifying Shopping Experience System	Aug 24, 2014
3.	E. U.	2014/066751	Unifying Shopping Experience System	Dec 10, 2014

In addition, as of the date of the report the Company owned the following Universal Resource Locator(s) (URLs

-www.12retech.com

-www.12japan.jp

-www.12hongkong.com

-www.12europe.com

-www.12retail.com

-www.12sconti.com

-www.Emotionapparelinc.com

Other intellectual Property:

-Through the acquisition of E-motion Apparel Inc. the Company acquired the rights to 156 patterns as well as the proprietary process for making the fashion clothing owned and marketed by the Company.

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

History & significant events:

- The Company was formed in Nevada on September 8, 2014 as Devago Inc. as a start-up company engaged in the creation of mobile software applications or “apps”.

- On March 30, 2017, the Company received an S-1 Notice of Effectiveness from the United States Securities and Exchange Commission (the “SEC”).

- On June 7, 2017, we entered into the Share Exchange Agreement with 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation, and the Shareholders of 12HK (the “12HK Shareholders”).

- On June 8, 2017, the Company filed with the State of Nevada Amended and Restated Articles of Incorporation, reflecting: (1) a change the Company’s name from Devago, Inc. to 12 Retech Corporation; and, (2) an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000, and decreases its authorized shares of undesignated Preferred Stock from 100,000,000 to 50,000,000.

- On June 21, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved a six-for-one (6:1) forward split of the Company’s common stock. The Company also facilitated the cancellation of 19,800,000 pre-split shares of its restricted common stock and such stock was returned to the Company’s treasury.

- On June 27, 2017 the Company completed the acquisition of 12 Hong Kong, Ltd which became a wholly-owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12HK representing 100% of the issued and outstanding equity of 12HK from the 12HK Shareholders (the “12HK Shares”) in exchange for an aggregate of Fifty Five Million (55,000,000) shares of Company stock, consisting of: (i) Fifty Million (50,000,000) shares of common stock; and, (ii) Five Million (5,000,000) shares of Series A Preferred Stock.

- On June 27, 2017, as a result of closing the acquisition of 12HK, the Company was no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

- On July 31, 2017, the Company acquired all of the outstanding equity of 12 Japan, Ltd., which became a wholly owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired One Hundred One Thousand (101,000) shares of 12JP, representing 100% of the issued and outstanding equity of 12JP, from the 12JP shareholders in exchange for; i) Five Million (5,000,000) shares of its Common Stock; and, (ii) Five Hundred Thousand (500,000) shares of its Series A Preferred Stock. As required in the Share Exchange Agreement and concurrently with closing, the Company canceled five million (5,000,000) of its common stock and five hundred thousand (500,000) the Company’s Series A preferred stock beneficially owned by the Company’s majority stockholder, which were returned to the Company’s treasury.

- On September 13, 2017 the Company changed its fiscal year from November 30 to December 31.

- On September 27, 2017 the Company appointed Daniele Monteverde as the Chief Financial Officer (“CFO”) and director.

- On October 26, 2017, pursuant to the Share Exchange Agreement, the Company exchanged Three Million Eight Hundred Seven Thousand Nine Hundred Seventy-Six (3,807,976) of its common shares for One Thousand (1,000) of common shares of 12 Europe A.G., representing 100% of the issued and outstanding equity of 12EU, and 12EU became a wholly-owned subsidiary of the Company.

- On January 29, 2018, the Company designated three additional classes of Preferred Shares having the rights, preferences and privileges of each class of preferred stock as indicated; i) The Series B Preferred Stock, which will consist of 1,000,000 shares of Series B Preferred Stock, par value $0.00001 per share with each shares having a value of $1.00 when issued and convertible into common stock at a discount to be agreed between the Company and the indicated shareholder, ii) Series C Preferred Stock, which will consist of two shares of Series C Preferred Stock, par value $0.00001 per share and each share shall each cast 1 billion votes for any matters requiring a vote of shareholders, and shall not be convertible into common stock, and iii) Series D Preferred Stock, par value $0.00001 and shall be deemed Blank Check Preferred allowing the Board of Directors at some future date to determine the rights, privileges and preferences as they may deem appropriate.

- On January 29, 2018 and March 14, 2018, the Company sold 203,000 and 63,000 Preferred Series B shares, respectively to Geneva Roth Remark Holdings, Inc., a New York corporation, for $1.00 per share. These shares may be converted by the Holder at a 35% discount to market after being held for six months under a discount formula. These shares also can be redeemed at the option of the Company at any time for a cash amount equal to the defined redemption percentage and carry a mandatory redemption by the Company of all previously unredeemed or unconverted shares fifteen months following the issuance date.

- On March 12, 2018, The Company, through its subsidiary 12 Retail, acquired 100% of the equity in E-motion Apparel, Inc, a California corporation, pursuant to a Share Exchange Agreement (see Section “Subsequent Events”), which itself owns four other microbrands that target specify niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many smaller quantities of garments, keeping online sales channels fresh.

- On March 14, 2018, and upon the written consent of the majority of shareholder votes eligible to vote as of March 14, 2018, the Company increased its common authorized shares from 500 Million (500,000,000) shares to One Billion (1,000,000,000) shares of common stock.

- On March 16, 2018 the Company filed form 8A-12G announcing that the common stock of the Company as described on Form S-1/A, filed on February 10th, 2015 and effective March 30, 2015 incorporated herein by reference are registered. Through this filing, the Company became a Mandatory Filer with the SEC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk, and should not be made by anyone who cannot afford to lose their entire investment. You should consider carefully the risks set forth in this section, together with the other information contained in this report, before making a decision to invest in our common stock. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment if any of the following risks were to occur. This document is not intended to be an offer of any securities nor a solicitation of any offer to buy or sell.

Risks Related to Our Business

Until the acquisition of our microbrands, we are a company with limited operating history, little revenue and still have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

The Company commenced limited operations in June of 2017, with the acquisition of 12 Hong Kong, Ltd. The Company then acquired 12 Japan, Ltd in August 2017 followed by 12 Europe A.G. in October 2017. 12 Japan, Ltd brought a small portion of revenue, insufficient to fund operations while 12 Europe A.G. brought no revenue but brought a base of operations whereby the Company was able to secure retail customers in Europe that may begin to provide significant revenue in May 2018. The microbrand acquisitions are too new to provide sufficient working capital to the Company. Therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy while promising may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2017, the Company’s business has not shown a profit in operations and has generated little revenues. There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy. Until we have made significant microbrand acquisitions, the Company’s working capital may not be sufficient for our needs.

Our current and planned operations contemplate funding in the future. Failure to meet funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy. If we receive less funding than planned, we will have to revise our business model and reduce proposed plans. Without significant funding, we will not be able to execute on our business operations and may be forced to cease operations. At this time, there can be no assurance we will be able to obtain the funding we need and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing shareholders. Without funding we will not be able to proceed with planned operations or meet existing obligations.

Our independent registered public accounting firm’s report states that there is substantial doubt that we will be able to continue as a going concern. Our possible inability to stay in business could result in a total loss on investment by our shareholders.

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s December 31, 2017 consolidated financial statements, we had little revenues, have minimal business operations, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding or continue to make microbrand acquisitions similar to the ones we have completed subsequent to year end. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We may experience service failures or interruptions due to defects in the software, infrastructure or processes that comprise our Apps and other software, any of which could adversely affect our business.

Our software may contain undetected defects in the software, infrastructure or processes. If these defects lead to failures in our Apps, we could experience delays or lost revenues during the period required to correct the cause of the defects. Furthermore, we cannot be certain that defects will not be found in new software or upgraded existing software or that service disruptions will not occur in the future, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

If we do not successfully maintain the 12 Retech brand in our existing markets or successfully market the 12 Retech brand in new markets, our revenues and earnings could be materially and adversely affected.

We believe that developing, maintaining and enhancing the 12 Retech brand in a cost-effective manner is critical in expanding our customer base. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and App software to our customers. We cannot be assured that these efforts will be successful in marketing the 12 Retech brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

Our internal systems and operations are untested and may not be adequate and could adversely affect our ability to continue our planned business.

Our internal systems and operations are new and unproven at scale. On the technology portion of our business we have not demonstrated the ability to make the large-scale deployments necessary if a large retailer would indicate they wanted to fully implement our solutions. We may need to find an installation partner with the necessary experience to perform these large-scale installations. Our inability to scale or find that experienced partner or vendor could have a material adverse effect upon our business, results of operations and financial condition and could force us to halt our planned operations or continued expansion of those planned operations, causing us to lose any opportunity to gain significant anticipated market share in our industry. Our ability to compete effectively and to manage future growth will require us to continue to improve our operational systems, our organization and our financial and management controls, reporting systems and deployment procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel and we may not be able to effectively continue our planned operations, which may materially and adversely affect our business, results of operations and financial condition.

Our inability to attract and maintain key personnel required to implement our business strategy could adversely affect our ability to continue our current and planned business resulting in slower growth.

While we have so far been able to attract high caliber people, we are competing with many other entities for these services some of whom are better funded then we are. We are trying to grow our effort to provide services and we are still hiring key positions and integrating personnel at all levels into a cohesive team. If executives or other new hires integrate poorly, perform badly, or do not have the anticipated experience or skill sets required, our current and planned business endeavors could be harmed. Planned personnel, management practices and controls may also prove to be inadequate to provide services, acquire customers and partners and operate the business, and any gaps or failures may have a material adverse effect on our business, financial condition and results of operations.

Increased competition may have an adverse effect on our ability to continue our current and planned business operations and result in our going out of business and may have a material adverse effect on our business, financial condition and results of operations.

We may see increased competition in our markets. On the technology side of our business many players are entering the market place including Hitachi, IBM, and others. While we believe that our solutions are better due to our experience as retailers our competitors are entrenched and very well-funded. The competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced fees, reduced margins and loss of market share, any of which could harm our business. We cannot guarantee that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

We may be unable to protect our patents, may be unable to patent future improvements and/or update our technology.

We use technology advancements of our own and from suppliers to provide more advanced services with more efficient economics for our customers. Technology advancement is very fast paced in today’s digital world and can lead to changing standards and new modes of providing services. The advancement of other technology not available to us or within our financial ability to adopt that may make our products or future products unsaleable. Keeping pace with the introduction of new standards, customer requirements or the advancement of other technology may make our products un-competitive or obsolete. The failure to keep pace with these changes and to continue to enhance and improve our products and features could harm our ability to attract and retain customers for our technology.

Risks related to the Retail Industry

The retail industry in general is changing. More people are shopping online and there is a general consolidation of major brands and a large number of well-known brands are stressed, including former industry giants like Sears, K-Mart and J.C. Penney. As of the writing of this filing Abercrombie & Fitch is closing 60 more stores, American Apparel has filed for Bankruptcy, BCBG closed 118 stores, Bebe has closed all their stores, Bon-ton has filed Chapter 11, HHGregg is closing 22 stores, the Limited has closed all of their stores, Sports Authority has closed, Toys R Us is liquidating all of their assets and closing all of their American stores, and many more are announcing closings or filing for bankruptcy. While this provides opportunity for new brands or microbrands, it also provides risk as many of our microbrands also sell to well-known retailers and any one of them may announce closings or even a Chapter 11 filing. Therefore, there is no guarantee that the changes sweeping the retail industry today may negatively affect our business. With a changing retail environment like we are in today there are no guarantees that management’s strategy will be successful. Further the creditworthiness of many of the retailers most needing our technology products may be suspect and we may be negatively impacted by adverse credit risks associated with our future best customers.

Our operating results may be substantially different than that which management projects. The creditworthiness of our customers, changes in the availability of capital due to a downturn in the economy undue regulation and legal uncertainties, all of which would increase our cash requirements which may materially and adversely affect our business, results of operations and financial condition.

Therefore, financial results could materially differ from that projected by management. Projections are less and less reliable the further out those projections are made based on all of the above reasons.

An increase in laws and regulations could contribute to a decline in the growth of the industry and could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws is uncertain with regard to many issues. Our business, financial condition and results of operations could be seriously impaired by any new legislation or regulation. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations and to other services which may materially and adversely affect our business, results of operations and financial condition.

Planned acquisitions come with various risks, along with dilution to our shareholders, which could negatively affect our stock prices and may materially and adversely affect our business, results of operations and financial condition.

Acquisitions, mergers, and joint ventures entered into by us may have an adverse effect on our business. We expect to engage in acquisitions, mergers, or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events may materially and adversely affect our business, results of operations and financial condition.

Risks related to the competition of our current and future microbrands acquired or to be acquired by our subsidiary, 12 Retail Corporation.

Our current and planned microbrand acquisitions are in the highly competitive fashion industry. Many of those acquisitions will compete directly with better funded and better-known brands. While Management believes that it can compete directly with these larger brands, gambling on the public’s changing attitudes towards “looking the same as everyone else” and wanting individuality and on the Company’s proprietary technology to provide positive results there are no guarantees that the Company will be able to compete effectively.

The current and future state of the economy may materially and adversely affect our business, results of operations and financial condition.

Our business may be adversely affected by changes in domestic economic conditions, including inflation or deflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our customer accounts. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect customer accounts, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers. If we experience bad debts or slow paying customers in significant quantities, our cash flow will be limited and our ability to pay our own obligations will be questionable. As a small business these issues will affect us more than our larger competitors putting financial strain on our business and threatening our survival particularly since we have limited capital to rely on to overcome cash flow issues of slow paying customers. If our customers are unable to pay or pay slowly it may materially and adversely affect our business, results of operations and financial condition.

Future stock issuances could severely dilute our current shareholders’ interests.

Our Board of Directors has the authority to issue up to 1,000,000,000 authorized shares of our common stock or stock warrants and options to acquire such common stock. Our Board of Directors has the authority to issue up to 50,000,000 shares of preferred shares that have various rights of conversion to common stock. Refer to Description of Registrant’s Securities below for full details of Series A, Series B, Series C, and Series D Preferred Shares. The future issuance of common stock may result in dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

We do not expect to pay dividends on our common shares in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time. Our earnings, if any, are expected to be retained for use in expanding our business.

Risks Related to Our Common Stock

Our common stock is classified as a “penny stock” under SEC Rules and Regulations, which means there is a very limited trading market for our shares.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a511 of the SEC. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g2 of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g9 of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of such shares.

Due to the substantial instability in our common stock price, you may not be able to sell your shares at a profit or at all, and as a result, any investment in our shares could be totally lost.

The public market for our common stock is very limited. As with the market for many other small companies, any market price for our shares is likely to continue to be very volatile. Our common stock has very limited volume and as a “penny stock,” many brokers will not trade in our stock limiting our stocks’ liquidity. As such it may be difficult to sell shares of our common stock.

Our common stock has a limited trading history, and it will be difficult to determine any market trends or prices for our shares and additional shares that become available under Rule 144 could cause the price of our stock to decrease.

Our common stock currently is quoted on the OTC Pink Sheets under the symbol “RETC”. However, with very little trading history, a trading market that does not represent an “established trading market”, volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us. Additionally, as more shares become available for resale, it is likely there will be negative pressures on our stock price. The sale or potential sale of shares of our common stock that may become publicly tradable under Rule 144 in the future may have a severe adverse impact on any market that develops for our common stock, and you may lose your entire investment or be unable to resell any shares in us that you purchase.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no comments, or requests from the United States Securities and Exchange commission and consequently there are no unresolved outstanding “staff” requests.

ITEM 2. PROPERTIES

-12HK- Rent virtual office space on a yearly lease ending October 1,2018 for an annual cost of $2,310 is located at Unit 1104, 11/F Crawford House 70 Queens Road Central, Hong Kong.

-12JP- The Company leases a small office/showroom of 285.89 square foot at Maison de Ohashi Hanegi, Suite 203 with address at Hanegi 2-41-1, Setagaya-ku, Tokyo 156-0042, The 2-year lease began May 16, 2016 and will automatically renew on May 15, 2018. The monthly rent including administrative fee is $715.00 per month and the Company paid a security deposit of $700.00.

-12EU- Rents meeting and office space by the day on an as needed basis at a cost determined by the space needed

-12 Retail- Has office space at 7135 E. Camelback Road Suite 230 Scottsdale Arizona 85251 where the Company has access to conference rooms on an as needed basis for a fee.

-E-motion Apparel, Inc, Effective April 1, 2018 E-motion Apparel, Inc has leased 6,450 square feet of warehouse, offices and production facilities at 2900 South West Temple in Salt Lake City, Utah USA. The monthly rent is $4,000 and is a triple net 3-year lease with 3% annual escalator clauses.

-12 Retech- Leases under 200 square feet of office space at 420 Lexington Avenue Suite 300 New York City, N.Y. 10170 USA for a monthly fee of $2,095. The Lease provides conference room space on an hourly fee basis and is month to month.

ITEM 3. LEGAL PROCEEDINGS

The Company is presently not party to any legal proceedings.

PART II

Item 5. Market Information

Our common stock was traded under our former name DEVAGO, INC. on the over-the-counter pink market from December 30, 2014 to June 8, 2017 under the symbol “DVGG”. Effective June 8, 2017 the Company changed its name to 12 RETECH CORPORATION and effective on or around June 8, 2017 the quotation symbol was changed to “RETC” where our stock traded on OTC MARKET's over-the-counter pink sheet market. On March 16, 2018, the Company filed Form 8A-12G and became a mandatory filer with the United States Securities and Exchange Commission. The following table sets forth the high and low bid prices for our common stock on the over-the-counter pink market from January 1, 2017 to December 31, 2017. The source of these quotations is www.OTCMarkets.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
December 31, 2017	0.29	0.07
September 30, 2017	2.61	0.02
June 30, 2017 (1)	1.20	0.30
March 31, 2017	0.30	0.30

(1) On June 22, 2017, the Company effected its 6:1 forward split. On the days immediately following the split, the bid ranged from $250 - $500, but since no shares traded, we took the highest bid during the quarter when shares actually traded.

Holders of Common Stock

As of March 29, 2018 the closing price for the Company’s common stock on OTC Markets was $0.085 per share. We had 703 stockholders of record of the 82,200,000 shares outstanding.

Dividends

The payment of dividends on the Company’s Common Stock is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;
●	earnings;
●	need for funds;
●	capital requirements;
●	prior claims of preferred stock to the extent issued and outstanding; and
●	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

ITEM 6. SELECT FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item. The reader is cautioned to carefully read section 7 Management’s Discussion & Analysis, as well as the financial statements included in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “12 ReTech Corporation”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to, 12 ReTech Corporation. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. 12 ReTech Corporation actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

At our core, 12 ReTech Corporation is a software company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our microbrand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents: 12 Hong Kong, Ltd. and 12 Japan, Ltd., 12 Europe A.G., 12 Retail Corporation (and subsidiary in North America, E-motion Apparel Inc).

The Company’s business strategy is twofold. First, we design, sell and implement software that helps retailers to improve their physical store and online sales operations. We believe that the current slump of the global retail industry will not last forever. We believe that leading retailers, will emerge as industry leaders because they have adapted to the evolving needs of their customers. 12 ReTech owns and licenses several technologies that will be useful to the retailer who is looking to survive the current business environment and even allow these new leaders to thrive in their businesses.

Second, we plan to acquire multiple consumer products microbrands in an effort to take advantage of the current slump in the global retail industry. We will use our technology, our management and operational expertise and working capital to improve the microbrands that we acquire and will demonstrate to the investor community as well as the retail industry that our technology and expertise can create significant uplifted revenue and profit results for our retailer clients. By improving our microbrands and expanding their brand awareness and their operations, we hope to create additional value for 12 ReTech’s investors. By using the Company’s technology to improve the Company’s microbrands, the technology which is licensed to retailer customers will also become more effective for and attractive to outside retailer customers.

12 ReTech Corporation is a holding company that operates through its subsidiaries:

●	12 Hong Kong, Ltd. – The technology development arm of the Company which develops and deploys the various technology offerings that the Company sells and/or licenses to their merchant customers.

●	12 Japan, Ltd. – The Asia located sales organization responsible for recruiting customers in the Asia countries of their territory.
●	12 Europe, A.G. – The Europe located sales organization responsible for recruiting customers in the European countries of their territory
●	12 Retail Corporation – The USA based organization which will hold and operate the acquired consumer product brand subsidiaries that result from the Company’s microbrand rollup strategy.
●	E-motion Apparel, Inc. – The Company’s first microbrand acquisition which was acquired as a subsequent event and as a subsidiary of 12 Retail Corporation. They own the brands, Lexi-Luu, Emotion Apparel, Punks Gear, Skipjack Dive and Dancewear and Cleo VII.

There is no assurance that the Company will be able to obtain cash flow from operations or obtain additional financing. If sources of working capital are not available to the Company, the Company may not be able to continue operations. While management remains hopeful that one or more acquisition transactions will proceed, no assurances can be expressed as to the Company’s continuing viability in the absence of revenues. Current funding has come from equity investments. Management views certain debt which due to its convertible nature essentially takes the form of a “PIPE” placement (“Private Investment in a Public Entity”) as equity (“debt-equity”) as well as certain preferred share investments as equity and the Company is currently in negotiations with several investment sources for additional equity investment in the Company, which if successful, will satisfy long-term operations and capital expenditures (See Subsequent Events in the footnotes). There are no guarantees that such negotiations will be successful.

YEAR ENDED December 31, 2017 COMPARED TO THE YEAR ENDED December 31, 2016

Amounts reflected in our financial statements are accounted for under common control accounting (see footnotes).

During the year ended December 31, 2017, we incurred a net loss of $1,418,755 compared to a net loss of $181,040 for the year ended December 31, 2016. The increase in our net loss for the year ended December 31, 2017 over the comparable period of the prior year is primarily due to $587,969 of expenses associated with the raising of capital and investor relations in 2017 whereas there were no capital raising activities and no investor relations activities in 2016. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd which is accounted for as a reverse merger such that the financials of the Company are those of the acquired entity which as a result of this transaction became the public entity. As such, the Company did not have significant public company expenses and working capital raising expenses prior to that date. Of the $587,969 of expenses associated with capital raising and investor relations, $474,000 were non-cash expenses paid to various consultants and advisors with the Company’s stock which further aligned them to the goals of the Company as opposed to having paid their fees in cash. The Company also paid cash compensation of $113,969 as part of the expenses associated to obtaining working capital during the course of 2017.

In order to execute the Company’s business plan post reverse merger in 2017 the management and employee compensation costs were higher by $124,077 as a result of management and employee hires who were brought in to pursue the Company’s business plan. Legal and consulting fees related to the costs of being a publicly listed company have risen by $351,084. The remaining $174,586 increase in net loss in 2017 was due to an increase in travel expenses, rent, and office expenses of the new acquisitions as management, employees and advisors continued to pursue the business plan of the Company in 2017.

In addition, foreign currency exchange translations created an “Other Comprehensive Income (Loss)” expense of $18,605 in 2017 which were behind the “Comprehensive Loss” of $1,437,630 over and above the “Net Loss” of $1,418,755 for the year ended December 31, 2017.

The Company is expending working capital to further their business plan. This includes the further development, refinement and improvement of their software technology that is currently in operation in Tokyo, Japan at ITOYA, Ltd., but needs to be adapted to various European languages and geography as well as North American languages and geography. The Company is also expending working capital on the development of new technology which is designed to further enhance the attractiveness of their offerings to their target customer base. Finally, to a lesser extent, the Company is increasing their sales and marketing activities in an effort to recruit customers, recruit potential consumer product brands for acquisition and recruit related technologies for acquisition.

A portion of the Company’s expenses are related to the costs associated with the pending acquisitions that have been announced and are in various stages of completion.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of debt-equity and preferred stock. Management views the working capital that is raised through debt-equity or preferred equity offerings as being equivalent to raising working capital via common equity subscriptions, but with the added bonus of allowing the common equity value to rise through the passage of time and simultaneous achievement of the Company’s business goals. Any conversion of debt into equity could occur at a higher equity valuation then the Company currently has. The Company has reserved the right to repurchase these debt-equity interests and preferred stock at a predetermined premium should management determine that this is in the best interests of shareholders at an appropriate future point in time.

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At December 31, 2017, the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,064,961. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2017, amounts owed to stockholders totaled $669,126. The working capital deficit at December 31, 2016 was $308,458. The increase in working capital deficit when compared to December 31, 2016 was principally due to an increase in notes payable (“debt-equity”) due to unrelated parties, amounts owed to stockholders and to a lesser extent, increase in accounts payable.

Since inception, we have financed our cash flow requirements through the issuance of debt-equity and preferred stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending generation of significant revenues. Additionally, we anticipate obtaining additional financing to fund operations through debt-equity and preferred stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. Management believes that our roll-up acquisition strategy if successful would provide significant revenues, potential profits as well as access to traditional bank and asset-based credit lines. In addition, management believes that existing shareholders, lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due. The Company has negotiated a $1 million debt-equity facility with an institutional investor of which only $250 thousand has been funded to the Company. As a subsequent event, the Company has also been funded in the amount of $266 thousand in 2 tranches of preferred series B equity which provides for a nominal dividend rate of 12% and the ability of the debt holder to convert their preferred stock into common stock at a conversion price that is a 35% discount to market. That institutional investor has indicated a willingness to provide additional funds under the same formula up to $1 million dollars (which is the total amount of the Series B Preferred Shares that are designated. As an additional subsequent event, the Company on April 12, 2018 engaged with Tellson Securities, Inc. (F/K/A 41 North Securities), a licensed investment bank to raise $5 million in additional preferred equity for the Company’s operations and provide the working capital to improve the operations of future acquisitions, once they are transacted. Tellson Securities, Inc. has also indicated it would like to assist the Company to up-list at the appropriate time to a recognized exchange which management believes would make it easier for the Company to raise additional capital at even more attractive rates.

In the future we will need to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional stock or obtain additional loans. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

At December 31, 2017, the Cash and Cash Equivalents balance was $100,264 which is $45,620 more than the balance of the prior year. The primary reason for the increase was the successful Debt-Equity raises transacted by the Company during the year.

During the twelve months ended December 31, 2017, the current liabilities increased by $760,872 when compared to December 31, 2016. The primary reason for the increase was the increase in notes payable (“debt-equity”) due to unrelated parties, amounts due to stockholders and to a lesser extent, increase in accounts payable. As discussed earlier, it is likely that the Company will need to obtain additional working capital through debt-equity and preferred stock capital raises until the Company can generate sufficiently profitable revenues to sustain the cash burn rate that the Company’s business plan calls for.

As our business plan calls for high growth we anticipate that we may continue to incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks but until more acquisitions can be completed we cannot include their results in our projection of cash needs. As a subsequent event, we acquired our first micro brand with the acquisition of E-motion Apparel, Inc, on March 12, 2018, which may contribute as much as $1.4 million in revenue and $300,000 in EBITDA in the first twelve months of operations after acquisition. Management believes that this acquisition proves the viability of our accretive share exchange acquisition model and anticipates the ability to announce future acquisitions throughout 2018.

Risks include, but are not limited to, an evolving and unpredictable business model and the management of growth and the consummation and assimilation of multiple acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended December 31, 2017. Our total accumulated deficit at December 31, 2017 was $2,413,739.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. If we are unable to obtain additional financing we may cease operations and not be able to execute on operating plans. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Elected Mandatory Filer Status

As a subsequent event, the Company filed Form 8A-12G with the Securities and Exchange Commission on March 16, 2018 and therefore became a mandatory filer with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the year ended December 31, 2017. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 RETECH CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

12 Retech Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 12 Retech Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has suffered substantial net losses, has not generated significant revenue from its operations, and will require additional funds to maintain operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company’s auditors since 2018.

New York, New York

April 16, 2018

12 RETECH CORPORATION

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$100,264	$54,644
Accounts receivable	2,884	12,074
Inventory	-	46,444
Prepaid expenses and other current assets	15,168	785
Total Current Assets	118,316	113,947

Fixed assets, net	8,615	26,101
Security deposit	5,555	2,332
TOTAL ASSETS	$132,486	$142,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$105,904	$9,498
Due to stockholders	669,126	412,907
Convertible notes payable, net of discounts	408,247	-
Total Current Liabilities	1,183,277	422,405

Total Liabilities	1,183,277	422,405
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock: 50,000,000 and 100,000,000 authorized at December 31, 2017 and 2016, respectively; $0.00001 par value 5,000,000 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	50	-
Common stock: 500,000,000 and 100,000,000 authorized at December 31, 2017 and 2016, respectively; $0.00001 par value 82,200,000 and 50,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	822	500
Additional paid-in capital	1,267,916	694,340
Common stock to be issued	92,646	-
Accumulated other comprehensive income	1,514	20,119
Accumulated deficit	(2,413,739)	(994,984)
Total Stockholders’ Deficit	(1,050,791)	(280,025)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$132,486	$142,380

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended
	December 31,
	2017	2016

Revenues	$60,787	$119,989
Cost of revenue	49,586	13,130
Gross Profit	11,201	106,859

Operating Expenses
General and administrative	757,688	257,984
Professional fees	596,927	8,940
Depreciation	16,100	20,975
Total Operating Expenses	1,370,715	287,899

Loss from operations	(1,359,514)	(181,040)

Other Expense
Interest expense	(59,241)	-
Net Other Expense	(59,241)	-

Loss Before Provision for Income Taxes	(1,418,755)	(181,040)

Provision for Income Taxes	-	-

Net Loss	$(1,418,755)	$(181,040)

Foreign currency translation adjustments	(18,605)	14,549
Comprehensive Loss	$(1,437,360)	$(166,491)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	111,433,488	42,122,500

* Represents an amount that is less than ($0.01)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

						Common	Accumulated
	Preferred Stock		Common Stock		Additional	Stock	Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be Issued	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit

Balance - January 1, 2016	-	$-	25,000,000	$250	$438,590	$-	$5,570	$(813,944)	$(369,534)

Common stock issued for stockholder debt	-	-	25,000,000	250	255,750	-	-	-	256,000
Foreign currency translation adjustments	-	-	-	-	-		14,549	-	14,549
Net loss	-	-	-	-	-	-	-	(181,040)	(181,040)

Balance - December 31, 2016	-	$-	50,000,000	$500	$694,340	$-	$20,119	$(994,984)	$(280,025)
Capital contribution in subsidiary before acquisition	-	-	-	-	97,752	-	-	-	97,752
Recapitalization	5,000,000	50	28,692,024	287	1,859	-	-	-	2,196
Stock issued for acquisition of 12 Japan	500,000	5	5,000,000	50	(55)	-	-	-	-
Common stock issued for acquisition of 12 Europe	-	-	3,807,976	38	(38)	-	-	-	-
Common stock issued for services	-	-	2,700,000	27	473,973	-	-	-	474,000
Cancellation of common stock and preferred stock	(500,000)	(5)	(8,000,000)	(80)	85	-	-	-	-
Common stock to be issued	-	-	-	-	-	92,646	-	-	92,646
Foreign currency translation adjustments	-	-	-	-	-	-	(18,605)	-	(18,605)
Net loss	-	-	-	-	-	-	-	(1,418,755)	(1,418,755)

Balance - December 31, 2017	5,000,000	$50	82,200,000	$822	$1,267,916	$92,646	$1,514	$(2,413,739)	$(1,050,791)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,418,755)	$(181,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	474,000	-
Depreciation	16,100	20,975
Bad debt	25,600	-
Amortization of debt discount	50,893	-
Impairment of inventory	49,538	12,173
Loss on sale of vehicle	610	-
Changes in operating assets and liabilities:
Accounts receivable	(15,988)	(8,889)
Inventory	(1,757)	-
Prepaid and other current assets	(14,355)	10,463
Security deposit	(3,143)	(2,494)
Accounts payable and accrued liabilities	76,031	(70,491)
Due to stockholder	20,000	-
Net Cash Used in Operating Activities	(741,226)	(219,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,729)	(5,591)
Sales of property and equipment	8,130	-
Net Cash Provided by (Used in) Investing Activities	1,401	(5,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to stockholders	246,644	234,674
Repayment of due to stockholders	(8,130)	(40,093)
Proceeds from convertible notes payable, net of discounts	450,000	-
Capital contributions in subsidiary before acquisition	97,752	-
Net Cash Provided By Financing Activities	786,266	194,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(821)	1,688

Net increase (decrease) in cash and cash equivalents	45,620	(28,625)
Cash and cash equivalents, beginning of year	54,644	83,269
Cash and cash equivalents, end of year	$100,264	$54,644

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock to be issued recognized as debt discount	$92,646	$-
Common stock issued for stockholder debt	$-	$256,000

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS

12 Retech Corporation (“we”, “us”, “our”, “12 ReTech”, “RETC”, or the “Company”) was incorporated under the laws of the State of Nevada, U.S. as DEVAGO INC. on September 8, 2014. On June 8, 2017, the Company amended our Articles of Incorporation to change the name to 12 Retech Corporation. At our core, we are a software company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our microbrand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents, Asia, North America and Europe.

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation	Arizona, USA	Sept. 18, 2017	Formed by 12 Retech Corporation	100%	As a holding Company to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.
12 Hong Kong Limited	Hong Kong, China	Feb. 2, 2014	June 27 2017	100%	Development of our technology and sales of our technology applications.
12 Japan Limited	Japan	Feb. 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications.
12 Europe AG	Switzerland	Aug. 22, 2013	Oct. 26,2017	100%	Consultation and sales of technology applications.
E-motion Apparel, Inc.	Utah, USA	2011	March 12, 2018	100%

A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisition roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.

Change in Fiscal Year

On September 13, 2017, our Board of Directors approved a change in our Fiscal Year End from November 30 to December 31. The Company now operates on a fiscal year ending on December 31.

Stock Split

Effective June 21, 2017, we effected a 6 for 1 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Share Exchange and Reorganization

As of June 27, 2017, and pursuant to a Securities Purchase Agreement, the Company and 12 Hong Kong Limited (“12HK”), have determined that all conditions necessary to close the Share Exchange Agreement have been satisfied and therefore as of the date hereof, the Share Exchange Agreement was closed and as such 12HK has become a wholly-owned subsidiary of the Company. As per the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12HK, representing 100% of the issued and outstanding equity of 12HK, from the 12HK shareholders (the “12HK Shares”) and in exchange the Company issued to the 12HK shareholders an aggregate of Fifty Five Million (55,000,000) shares of stock, consisting of: (i) Fifty Million (50,000,000) shares of post forward split Company common stock; and, (ii) Five Million (5,000,000) shares of Series A Preferred Stock.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by 12HK and resulted in a recapitalization with 12HK being the accounting acquirer and 12 Retech as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, 12HK and have been prepared to give retroactive effect to the reverse acquisition completed on June 27, 2017 and represent the operations of 12HK. The consolidated financial statements after the acquisition date, June 27, 2017 include the balance sheets of both companies at historical cost, the historical results of 12HK and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Acquisitions

12 Japan Limited

On July 31, 2017, the Company entered into a Share Exchange Agreement with 12 Japan Limited, a corporation duly formed and validly existing under the laws of Japan (“12JP”), and the Shareholders of 12JP (the “12JP Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 101,000 shares of 12JP, representing 100% of the issued and outstanding equity of 12JP, from the 12JP shareholders and in exchange the Company issued to the 12JP Shareholders: (i) 5,000,000 shares of RETC Common Stock; and, (ii) 500,000 shares of RETC Series A Preferred Stock. As a result of the Share Exchange Agreement, 12JP became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations and warranties. Additionally, the Share Exchange Agreement required that concurrently with closing the Company’s management facilitate: (i) the cancellation of 5,000,000 shares of RETC Common Stock currently beneficially owned by the Company’s majority stockholder; and, (ii) the cancellation of 500,000 of RETC Series A Preferred Stock currently beneficially owned by the Company’s majority stockholder. Collectively, such shares were cancelled and returned to the Company’s treasury.

12 Europe AG

On October 26, 2017, the Company entered into a Share Exchange Agreement with 12 Europe AG, a corporation duly formed and validly existing under the laws of Switzerland (“12EU”), and the Shareholders of 12EU (the “12EU Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 1,000 shares of 12EU, representing 100% of the issued and outstanding equity of 12EU, from the 12EU shareholders and in exchange the Company issued to the 12EU Shareholders, 3,807,976 shares of the Company’s common stock. As a result of the Share Exchange Agreement, 12EU became a wholly-owned subsidiary of the Company.

As a result of those share exchanges, the above companies became 100% owned subsidiaries of the Company. The above companies were controlled by the same individuals immediately prior to the above exchanges. As such, these acquisitions were deemed to be transactions between entities under common control.

E-motion Apparel, Inc,

In a subsequent event, on March 12, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a Share Exchange Agreement whereby the Company exchanged 1 million of its common shares for 100% of the equity of EAI in a third-party transaction. EAI owns three other microbrands which were included in this transaction which target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. See Note 13 for additional information.

NOTE 2. GOING CONCERN

The Company accounts for going concern matters under the guidance of ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2017, the Company has incurred losses totaling $2,413,739 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars. The fiscal year end is December 31.

Prior year financial information has been retroactively adjusted for the acquisitions under common control. As the acquisitions of 12JP and 12EU were deemed to be transactions between entities under common control, the assets and liabilities were transferred at the historical costs, with prior periods retroactively adjusted to include the historical financial results of the acquired companies for the period they were under common control, which is all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, and 12EU and 12 Retail. All inter-company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Foreign Currency Translation and Transactions

The accompanying financial statements are presented in U.S. dollars (“USD”), the reporting currency. The functional currencies of the Company’s foreign operations are the Hong Kong Dollar (“HKD”), Japanese Yen (“JPY”), and Swiss Franc (“CHF”). In accordance with ASC 830, “Foreign Currency Matters”, the assets and liabilities are translated into USD at current exchange rates. Revenue and expenses are translated at average exchange rates for the period. Resulting translation adjustments are reflected as accumulated other comprehensive income in stockholders’ deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred. There were no material transaction gains or losses in the periods presented.

Concentrations

During the year ended December 31, 2017, two customers accounted for 94% of revenues. During the year ended December 31, 2016, three customers accounted for 100% of revenues. One customer represented 100% of the accounts receivable as of December 31, 2017 and 2016.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $100,264 and $54,644 in cash and cash equivalents as at December 31, 2017 and 2016, respectively. Government deposit insurance on bank balances range from approximately $5,600 to $250,000. As at December 31, 2017, the Company had approximately $19,000 not covered by government deposit insurance schemes.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the years ended December 31, 2017 and 2016, the Company recognized bad debt of $25,600 and $0, respectively.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. During the years ended December 31, 2017 and 2016, the Company recognized impairment expenses of $49,538 and $12,173, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued liabilities, convertible notes payable and due to stockholders. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2017 and 2016, the Company did not impair any long-lived assets.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Stock-based compensation of $474,000 and $0 were incurred for the years ended December 31, 2017 and 2016, respectively, and is included in professional fees.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” Revenue is recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred, or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured. However, contracts subject to percentage-of-completion accounting are subject to specific accounting guidance that may require significant estimates.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At December 31, 2017 and 2016, the Company recognized a full valuation allowance against the recorded deferred tax assets.

Net Loss Per Share of Common Stock

The Company follows ASC 260, “Earnings per Share” (“EPS”), which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended December 31, 2017 and 2016, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2017 and 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning January 1, 2018. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those for ASU 2014-09.

The Company will adopt the new guidance as of January 1, 2018. The Company has evaluated the new guidance and the adoption is not expected to have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. There will be no change to the Company’s accounting policies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018. The Company will evaluate the effects of adopting the standard if and when it is deemed to be applicable.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at December 31, 2017 and 2016 consist of the following

	December 31, 2017	December 31, 2016

Prepaid expense	$1,290	$785
Short-term deposit	13,878	-
	$15,168	$785

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2017 and 2016 consist of the following

	December 31, 2017	December 31, 2016

Office equipment	$7,371	$7,276
Furniture and equipment	607	607
Computer	12,998	6,249
Technical equipment	23,435	23,435
Vehicles	-	23,527
	44,411	61,094
Less: accumulated depreciation	(35,796)	(34,993)
Equipment	$8,615	$26,101

Depreciation expense for the year ended December 31, 2017 and 2016 amounted to $16,100 and $20,975, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016

Accounts payable	$30,625	$502
Accrued expenses	66,931	8,996
Accrued interest	8,348	-
	$105,904	$9,498

NOTE 7 - STOCKHOLDER TRANSACTIONS

Due to stockholders at December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016
Daniel Monteverde	8,214	5,012
Angelo Ponzetta	500,798	306,105
Gianni Ponzetta	160,114	101,790
	$669,126	$412,907

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000 ($61,584) to the Company, which is included in the December 31, 2017 total. The promissory note is unsecured and bears interest at 1% per annum and is due December 31, 2019.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2017 and 2016, total advances and expenses paid directly by stockholders on behalf of the Company were $185,060 and $234,674, respectively, and the Company repaid $8,130 and $40,093, respectively. In addition, in 2016, the Company issued 25,000,000 shares of common stock in exchange for $256,000 of amounts due to stockholders.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016
Dated September 15, 2017	$387,500	$-
Dated December 8, 2017	92,646	-
Dated December 12, 2017	92,646	-
Total convertible notes payable, gross	572,792	-

Less: Unamortized debt discount	(164,545)	-
Total convertible notes	408,247	-

Less: current portion of convertible notes payable, net	408,247	-
Long-term convertible notes payable	$-	$-

For the years ended December 31, 2017 and 2016, the Company recognized interest expense of $8,348 and $0 and amortization of discount, included in interest expense, of $50,893 and $0, respectively.

September 2017 Note

On September 15, 2017, the Company entered into the promissory note agreement with SBI Investments LLC (“SBI”) for loans up to a maximum of $1,250,000, together with interest at the rate of 8% per annum. The consideration to the Company for this promissory note is up to $1,000,000, resulting in a potential original issuance discount (“OID”) of up to $250,000. The maturity date for each tranche funded shall be six months from the effective date of the respective payment date. The promissory note may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

An initial promissory note of $200,000 was issued on September 15, 2017 and the Company received cash of $150,000 and recognized OID of $40,000 and financing cost of $10,000 as debt discount.

On November 14, 2017, the Company issued an additional promissory note of $187,500 and received cash of $150,000 and recognized OID of $37,500 as debt discount.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending. As additional consideration for the purchase of the notes, the Company shall issue to LG shares of our common stock on January 13, 2018 and February 1, 2018, with a value equal to $23,162, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 as debt discount. The one-time interest charge of 9% of the principal amount of the note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount and common stock to be issued for the shares of common stock to be issued in 2018. As of the date of the filing of this report, the shares have not been issued.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with Cerberus Finance Group Ltd. (“Cerberus”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the Maturity Date. The conversion price shall be the 75% multiplied by the lowest trading price during the 10 prior trading days period ending. As additional consideration for the purchase of the Notes, the Company shall issue to Cerberus shares of our common stock on January 13, 2018 and February 1, 2018, with a value equal to $23,162, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 as debt discount. The one-time interest charge of 9% of the amount of the Note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount and as common stock to be issued for the shares of common stock to be issued in 2018. As of the date of the filing of this report, the shares have not been issued.

NOTE 9 - STOCKHOLDERS’ EQUITY

Amendments to Articles of Incorporation

The Company was authorized to issue 100,000,000 shares of common stock at par value of $0.0001 and 100,000,000 shares of preferred stock at par value of $0.00001.

Effective June 7, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the state of Nevada to increase the number of authorized shares of capital stock to 550,000,000 shares. The Company increased the number of authorized common shares to 500,000,000 and decreased the number of authorized preferred shares to 50,000,000.

On January 29, 2018, the Company amended its Articles of Incorporation giving its Board of Directors the power to issue up to 50,000,000 shares of Preferred Stock, and to fix the rights, preferences and privileges of each class of preferred stock so created. No shareholder approval is required in connection with the creation of classes of preferred stock under this authority and the setting of the rights, preferences and privileges of such shares. The Board of Directors acted to create new series of preferred stock, entitled Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.

Effective March 14, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the state of Nevada to increase the number of authorized shares of capital stock to 1,050,000,000 shares. The Company increased the number of authorized shares of common stock to 1,000,000,000. There was no change to the number of shares of authorized preferred stock.

PREFERRED STOCK

The Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, may increase or decrease (but not below the number of shares such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

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

During the year ended December 31, 2017, the Company issued Series A Preferred Shares as follows;

●	5,000,000 shares of preferred stock as partial consideration for the acquisition of 100% of issued and outstanding equity of 12HK (Note 1)
●	500,000 shares of preferred stock as partial consideration for the acquisition of 100% of issued and outstanding of 12JP (Note 1).

During the year ended December 31, 2017, under the terms of the agreement of 12JP, 500,000 shares of preferred stock beneficially owned by the Company's majority stockholder were cancelled (Note 1).

As of December 31, 2017, 5,000,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

The following summary of the Company’s Series B Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Designation and Amount:

The total number of shares of Series B Preferred Stock this Corporation is authorized to issue is One Million (1,000,000), with a stated par value of $0.00001 per share. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series B Preferred Stock and holders thereof are as follows unless otherwise agreed to by agreement between the Corporation and the purchasers of the Series B Preferred Stock.

Ranking:

The Series B Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Corporation’s Common Stock (“Common Stock”), (b) junior with respect to dividends and right of liquidation with the Corporation’s Series A Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Corporation. Without the prior written consent of Holders holding a majority of the outstanding shares of Series B Preferred Stock, the Corporation may not issue any Preferred Stock that is senior to the Series B Preferred Stock in right of dividends and liquidation.

Liquidation Preference:

A. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series B Preferred Stock, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series B Preferred Stock by reason of their ownership thereof, the Holders of Series B Preferred Stock will be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount with respect to each share of Series B Preferred Stock equal to the then Stated Value as adjusted pursuant to the terms hereof (including but not limited to the additional of any accrued unpaid dividends and the Default Adjustment, if applicable). B. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation will be insufficient to make payment in full to all Holders, then such assets will be distributed among the Holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Conversion:

A. Holders of Series B Preferred Stock shall have the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or agreement between the Corporation and the holders of the Series B Preferred Stock), to convert any or all their shares of the Series B Preferred Stock into Common Stock. B. Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of the Series B Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all then outstanding shares of the Series B Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series B Preferred Stock, the Corporation will within a reasonable time period make a good faith effort to take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose. C. Effect of Conversion. On any Conversion Date, all rights of any Holder with respect to the shares of the Series B Preferred Stock so converted, including the rights, if any, to receive distributions of the Corporation’s assets (including, but not limited to, the Liquidation Preference) or notices from the Corporation, will terminate, except only for the rights of any such Holder to receive certificates (if applicable) for the number of shares of Common Stock into which such shares of the Series B Preferred Stock have been converted.

Voting:

Series B Preferred Stock shall be non-voting on any matters requiring shareholder vote.

Dividends:

Series B Preferred Stock will carry an annual cumulative dividend, compounded monthly, payable solely upon redemption, liquidation or conversion as agreed to by and between the Corporation and the holder of the Series B Preferred Stock.

Redemption:

The Series B Preferred Stock shall be redeemable by the Corporation as set forth in the agreement by and between the Corporation and the holder of the Series B Preferred Stock.

Protective Provisions:

A. So long as any shares of Series B Preferred Stock are outstanding, the Corporation will not, without the affirmative approval of the Holders of a majority of the shares of Series B Preferred Stock then outstanding (voting as a class), (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designations, (ii) authorize or create any class of stock ranking as to distribution of dividends senior to the Series B Preferred Stock, (iii) amend its articles of incorporation or other charter documents in breach of any of the provisions hereof, (iv) increase the authorized number of shares of Series B Preferred Stock, (v) liquidate, dissolve or wind-up the business and affairs of the Corporation, or effect any Deemed Liquidation Event (as defined below), or (vi) enter into any agreement with respect to any of the foregoing. B. A “Deemed Liquidation Event” will mean: (a) a merger or consolidation in which the Corporation is a constituent party or a subsidiary of the Corporation is a constituent party and the Corporation issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Corporation or a subsidiary in which the shares of capital stock of the Corporation outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Corporation or any subsidiary of the Corporation of all or substantially all the assets of the Corporation and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Corporation if substantially all of the assets of the Corporation and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Corporation. The Corporation shall not have the power to effect a Deemed Liquidation Event unless the agreement or plan of merger or consolidation for such transaction provides that the consideration payable to the stockholders of the Corporation will be allocated among the holders of capital stock of the Corporation in accordance hereof.

No shares of Series B Preferred Stock were issued and outstanding as of December 31, 2017.

Series C Preferred Stock

The following summary of the Company’s Series C Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Designation and Amount:

The total number of shares of Series C Preferred Stock this Corporation is authorized to issue is two (2) shares, with a stated par value of $0.00001 per share. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series C Preferred Stock and holders thereof are as follows unless otherwise agreed to by agreement between the Corporation and the purchasers of the Series C Preferred Stock. For clarification, issuances of additional authorized shares of Series C Preferred Stock under the terms herein and as agreed to by and between the Corporation and the holder of such Series C Preferred Stock shall not require the authorization or approval of the existing shareholders of any other class of preferred stock.

Ranking:

The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Corporation’s Common Stock (“Common Stock”), (b) junior with respect to dividends and right of liquidation with the Corporation’s Series A Preferred Stock and the Corporation’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Corporation. Without the prior written consent of Holders holding a majority of the outstanding shares of Series C Preferred Stock, the Corporation may not issue any Preferred Stock that is senior to the Series C Preferred Stock in right of dividends and liquidation.

Liquidation Preference:

The Series C Preferred Stock shall have no liquidation preference.

Conversion:

The Series C Preferred Stock shall not be convertible.

Voting:

Each issued and outstanding shares of Series C Preferred Stock shall be entitled to One Billion (1,000,000,000) votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

Dividends:

Series C Preferred Stock shall not accrue dividends.

Redemption:

The Series C Preferred Stock shall not be redeemable by the Corporation.

No shares of Series C Preferred Stock were issued and outstanding as of December 31, 2017.

Series D Preferred Stock

The following summary of the Company’s Series D Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Designation and Amount:

The total number of shares of Series D Preferred Stock this Corporation is authorized to issue is one million (1,000,000) shares, with a stated par value of $0.00001 per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

No shares of Series D Preferred Stock were issued and outstanding as of December 31, 2017.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.00001. Subsequent to year end, on March 14, 2018 the Company increased the authorized Common Shares to 1,000,000,000 (see Note 9).

On June 27, 2017, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 50,000,000 shares of common stock to the stockholders of 12HK in exchange for the 12HK Shares. As a result of the reverse acquisition accounting, these shares issued to the former 12HK stockholders are treated as being outstanding from the date of issuance of the 12HK Shares.

The 50,000,000 shares of common stock consisted of the following;

●	25,000,000 shares of common stock were outstanding as of December 31, 2015 (12HK)
●	During the year ended December 31, 2016, the Company issued another 25,000,000 shares of common stock in settlement of amounts due to stockholders totaling $256,000 (Note 7) (12HK)

These 50,000,000 12HK shares were exchanged for 50,000,000 12 Retech shares on June 27, 2017, but are accounted for as if issued by the Company due to the reverse merger accounting rules.

Subsequent to June 27, 2017 and during the year ended December 31, 2017, the Company issued common shares as follows;

●	5,000,000 shares of common stock in connection with the acquisition of 12JP (Note 1)
●	3,807,976 shares of common stock with the acquisition of 12EU (Note 1)
●	2,700,000 shares of commons stock to unrelated parties for services valued at $474,000

During the year ended December 31, 2017, under the terms for the acquisition of 12JP, 5,000,000 shares of common stock beneficially owned by the Company’s majority stockholder were cancelled (Note 1).

On July 13, 2017, the Company reached an agreement with a vendor shareholder to return 3,000,000 shares of its common stock to treasury for cancellation.

As of December 31, 2017 and 2016, 82,200,000 and 50,000,000 shares of common stock were issued and outstanding, respectively.

NOTE 10 - INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in Japan, Hong Kong and Switzerland and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2017	2016

Tax jurisdiction from:
- US	$(792,206)	$-
- Foreign
Hong Kong (HK)	(415,435)	(113,009)
Japan (JP)	(159,443)	(74,733)
Switzerland (EU)	(51,671)	6,702
Loss before income taxes	$(1,418,755)	$(181,040)

There was no provision for income taxes for the years ended December 31, 2017 and 2016, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2017 and 2016, for United States is 34%, Hong Kong is 16.5%, Japan is 30%, and Switzerland is 20%, whereas the actual rate was zero. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”).

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and 2016:

	December 31,
	2017	2016

Deferred tax assets:
NOL carryforwards
United States – current rate	$266,934	$-
United States – effect of change in statutory rate	(102,062)	-
-Foreign	337,278	210,821
Total	502,150	210,821
Less: valuation allowance	(502,150)	(210,821)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2017 and 2016. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $2,480,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $502,000. These carryforwards begin to expire in 2024.

The U. S. NOL carryforwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company has not performed a study to determine if the NOL carryforwards are subject to these Section 382 limitations. In addition, the Company has foreign NOLs. The Company is still evaluating the impact of a change in stock ownership and the potential limitation of foreign NOLs.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $502,150 and $210,821 for deferred tax assets existing as of December 31, 2017 and 2016, respectively. The valuation allowance as of December 31, 2017 and 2016 is attributable to NOL carryforwards in the United States and foreign jurisdictions. There was an increase in the valuation allowance in the year ended December 31, 2017 of $291,329.

The Company's tax returns are subject to examination by tax authorities in the U.S., various state and foreign jurisdictions. The Company is generally no longer subject to examinations for years prior to 2013.

NOTE 11 - COMMITMENTS

The Company and its subsidiaries have lease commitments as follows:

●	The Company is committed to a 12-month lease until December 31, 2018 for office space in New York City at the rates of $2,095 per month
●	12JP is committed to a two-year lease that expires May 31, 2018 but will automatically renew for 12 additional months at a monthly lease rate of $715.
●	12HK rents virtual office space on a yearly lease ending October 1, 2018 for an annual cost of $2,310.
●	12 Retail rents office space where it has access to conference rooms on an as needed basis for a fee.
●	EAI is committed to a three-year lease which ends on March 31, 2021 but can be extended at a cost of $4,000 per month. This is a triple net lease whereby the tenant pays all repairs, taxes and common area expenses which total about $600 per month. This lease has annual increase clauses of 3% per year.

Future minimum annual lease payments as of December 31, 2017 are $30,488 for 2018.

NOTE 12 - SEGMENTS

The Company does business on three continents (Asia, North America and Europe) in four different jurisdictions (Hong Kong-special economic zone of the People’s Republic of China, Japan, United States of America, and The European common market through Switzerland). These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in Note 3, Summary of Significant Accounting Policies.

	North America	Asia	Europe	Total
December 31, 2017
Revenue	$-	$60,787	$-	$60,787
Depreciation	$-	$9,351	$6,749	$16,100
Operating loss	$(732,965)	$(574,878)	$(51,671)	$(1,359,514)
Interest expense	$59,241	$-	$-	$59,241
Net loss	$(792,206)	$(574,878)	$(51,671)	$(1,418,755)

Fixed assets, net	$-	$7,383	$1,232	$8,615
Total assets	$20,394	$84,206	$27,886	$132,486

December 31, 2016
Revenue	$-	$99,683	$20,306	$119,989
Depreciation	$-	$11,228	$9,747	$20,975
Operating income (loss)	$-	$(187,743)	$6,703	$(181,040)
Interest expense	$-	$-	$-	$-
Net loss	$-	$(187,743)	$6,703	$(181,040)

Fixed assets, net	$-	$11,985	$14,116	$26,101
Total assets	$-	$127,730	$14,650	$142,380

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2017 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows;

Subsequent Events:

On January 10, 2018, LG funded their “back end note” which is the second half commitment from the agreements that the Company executed with LG on December 8, 2017. Therefore, the Company received net funds of $75,000.

On January 11, 2018, Cerberus funded their “back end note” which is the second half commitment from the agreements that the Company executed with Cerberus on December 8, 2017. Therefore, the Company received net funds of $ 75,000.

On January 31, 2018, the Company sold 203,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“Geneva”) in exchange for $203,000 before fees.

On March 16, 2018, the Company entered into a $50,000 Funding Agreement with Eagle Equities, LLC. This is the first portion of the agreement, which provides for a ‘back end note” of equal amount.

On March 19, 2018, the Company entered into a $50,000 Funding Agreement with Adar Bays Capital, LLC. This is the first portion of the agreement, which provides for a “back end note” of equal amount.

On March 20, 2018, Geneva agreed to purchase an additional 63,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018.

12 ReTech Corporation Debt Schedule as of March 31, 2018

Lender or Lessor	Date of Issuance	Initial Principal Amount	Funds Advanced (Received by Company)	Expenses Associated with Debt (excludes OID)	Balance Amount @ 20180331	Interest Rate	Conversion Date (if applicable)	Maturity Date	Monthly Payment, if applicable	Secured? If so, describe security interests (for leases list leased item)	Convertible? If so, describe the structure	Contingencies? If so, describe the terms	Partially or Fully Guaranteed by Another Entity? If so, specify	Other Relevant Information
LG Capital	20180108	$92,646.00	$75,000.00	$4,411.75	$100,984.14	9% / 24% default	On Default	20180708	None Required	No	On Default/ 25%		No	Convertible Upon Default
Cerberus	20180108	$92,646.00	$75,000.00	$4,411.75	$100,984.14	9% / 24% default	On Default	20180708	None Required	No	On Default / 25%		No	Convertible Upon Default
Geneva Roth Remark Holdings	20180129	N/A	$200,000.00	$3,000.00	N/A	12% / 22 % default	20180728	None	None Required	No	Lesser of 35% or $0.20		No	Preferred Equity - Series B Preferred - 203,000
Eagle Equities	20180315	$50,000.00	$47,500.00	$2,500.00	$52,776.16	12%	20180911	None	None Required	No	40% discount		No	Convertible Promissory Note
Adar Bay	20180315	$50,000.00	$47,500.00	$2,500.00	$52,776.16	12%	20180911	None	None Required	No	40% discount		No	Convertible Promissory Note
Geneva Roth Remark Holdings	20180315	N/A	$60,000.00	$3,000.00	N/A	12% / 22 % default	20180911	None	None Required	No	Lesser of 35% or $0.20		No	Preferred Equity - Series B Preferred - 63,000

On March 14, 2018 the company entered into a Securities Purchase Agreement with EMA Financial whereby the Company issued to a 9% Convertible Note (“Note”) to EMA Financial, LLC (“EMA”) in the principal amount of $100,000. The Company shall net $89,000. The conversion price of the Note is $0.05 provided however, if certain conditions are triggered the conversion price shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days including and immediately preceding the Conversion Date, or the closing bid price, whichever is lower. The Note shall be redeemed at 150% of outstanding principal and interest.

On March 30, 2018, the Company entered into an amendment to the note with SBI Investments affecting the September 15, 2017 $200,000 tranche that was now eligible for conversion at a discount to market. The Company agreed to pay $25,000 to SBI for each 30-day extension. The extension amount is automatically added to the face value of the note after each 30-day period. Management determined that this extension was in the best interest of shareholders allowing the Company to defer cash payment until more substantial funds were available and/or to delay conversion. SBI has agreed to a minimum of a 3-month extension under these same terms and has indicated a willingness to extend even beyond that due date.

On April 12, 2018 and subsequent to the year ended December 31, 2017, the Company entered into an engagement agreement with Tellson Securities, Inc. F/K/A 41 North Securities (“Tellson”) whereby Tellson was hired to raise $5 million in preferred equity for the Company to make acquisitions and expand operations and at the appropriate time to assist the Company for up-listings to a recognized exchange like the NASDAQ Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

KLJ & Associates, LLP (“KLJ”) was the Company’s auditor from inception until the acquisition of 12 Hong Kong, Ltd which occurred on June 27, 2017. Pursuant to Section 12230 of the Securities and Exchange Commission Financial Reporting Manual, which states in part, “unless the same accountant reported on the most recent financial statements of both the registrant and the accounting acquirer, a reverse merger acquisition always results in a change in accounts.” Therefore, on September 26, 2017 Management received notification that KLJ needed to resign in favor of Anthony Kam & Associates, Ltd (“AKAM”) who had performed the 2-year audit on 12 Hong Kong, Ltd the reverse merger acquirer. (see form 8-k filed with the SEC on October 02, 2017).

On September 26, 2017 we engaged AKAM as our principal accountant to audit our financial statements as successor to KLJ. During our two most recent fiscal years or subsequent interim periods, we have not consulted with AKAM regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did AKAM provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than the 2 year audit of 12 Hong Kong, Ltd.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted AKAM on any matter that was the subject of a disagreement or a reportable event

Pursuant to Section 12230.1 of the Financial Reporting Manual, KLJ had to resign in favor of “AKAM”, who performed the two-year audit on 12 Hong Kong, Ltd and KLJ had reviewed in preparation of the “super 8K” filed by the Company in regards to the acquisition of 12 Hong Kong. AKAM agreed to continue as the Company’s auditor.

On January 4, 2018 the Company received a letter from the United States Securities and Exchange Commission (“SEC”) stating that the Public Company Audit Oversight Board (“PCAOB”) had revoked the registration of our auditors, AKAM. (See form 8-k filed with the SEC on January 9, 2018).

Prior to receipt of this letter from the SEC, Management, under direction of the Board of Directors, had already been interviewing other potential candidates to be the Company’s PCAOB registered auditing firm. The decision by the Board to interview for a new auditor was not a result of any disagreement with our then current (now prior) auditors either AKAM or KLJ.

Our fiscal year end was changed on September 12, 2017 (See Form 8-K filed on September 13, 2017) from a November 30 to a December 31 year end.

On February 12, 2018 the Company’s Board of Directors engaged with the PCAOB registered accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RM”) of Saddle Brook, New Jersey, and New York City, N.Y, as the Company’s independent registered public certifying accountant to perform audit services for the 24-month period(s) ended December 31, 2017.

RM has not previously been engaged with nor consulted with the Company nor anyone affiliated with the Company regarding any matters related to the Company during the preceding 2-year period nor any interim period.

The Company has not received any letter from RM nor any prior certifying accountant regarding any disclosures not already publicly filed, nor has there been any disagreement with any Auditors related to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of December 31, 2017 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 as a result of the identification of the material weaknesses described below.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system.; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (3) the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Accordingly, while the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with accounting principles generally accepted in the United States of America. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE

Indemnification of Officers and Directors.

Section 78.138 of the NRS provides that a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law.

Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise.

Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our Articles of Incorporation provide that no director or officer of our company will be personally liable to our company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the unlawful payment of dividends. In addition, our bylaws permit for the indemnification and insurance provisions in Chapter 78 of the NRS.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling our company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding, which may result in a claim for such indemnification.

Further, in the normal course of business, we may have in our contracts indemnification clauses, written as either mutual where each party will indemnify, defend, and hold each other harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties; or single where we have agreed to hold certain parties harmless against losses etc.

Term of Office for Directors.

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

The following sets forth information about our directors and executive officers as of December 31, 2017

NAME	AGE	POSITION
Angelo Ponzetta	57	Chairman of the Board, Chief Executive Officer, Secretary, President
Daniele Monteverde	66	Chief Financial Officer, Director
Kirk Kimerer	52	Chief Marketing Officer
Richard J. Berman	75	Advisory Board Member

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officers or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Appointment of new directors and officers (last five years to present)

Mr. Angelo Ponzetta - President, Chief Executive Officer, Secretary and Chairman of the Board of Directors & Founder. Mr. Ponzetta also serves as the sole director and officer of 12 Hong Kong, Ltd, 12 Retail Corporation and as President and Director of 12 Europe A.G.:

Mr. Ponzetta has served as our Chief Executive Officer, President, Secretary and Chairman of the Board of Directors since June 27, 2017. Mr. Ponzetta served as the Chief Executive Officer and Secretary of 12 Hong Kong, Ltd from 2010 and still serves in that capacity since 12 Hong Kong was acquired by the Company on June 27, 2017. Mr. Ponzetta has extensive experience in technology, engineering and retail. It was based on these experiences that he became the driving force behind the Company’s disruptive technology designed to help retailers compete effectively against the dual threats posed by Walmart and Amazon.

Mr. Ponzetta was educated in Switzerland where he obtained his first degree in Engineering Micro-Computer from Bern Technikum. He also has a Bachelor’s Degree in Organizational Management from the OMS in Zurich, and a Bachelor’s Degree in Business Administration from the GSBA in Zurich.

In the technology field, Mr. Ponzetta worked for over 10 years in programming and development of processing systems at Kern AG and then in the IT department of a Swiss Bank.

His retail career began in 1992 in Asia when he joined the Swiss Trading company UTC Japan, in the position as Executive Director to oversee the entire Finance and Marketing department of Fashion, Jewelry, and Watches. In 1994, he was then promoted to President and Representative Director, and managed the entire company including offices in Taiwan, Singapore and Hong Kong.

In 1999, he joined CARAN d’ACHE (Luxury Writing Instruments, leather and Fine Art Material manufacturer based in Geneva), to build up the brand in Japan. In 2001, his responsibilities were expanded to oversee all over Asia Pacific as Asia President.

Mr. Ponzetta has been actively involved in many business organizations including several Foreign Chambers of Commerce in Japan. He served on the EBC (European Business Council) Board of Governors, as well as the Board of the Japan-Swiss Society, and was for a full term of two years (2005/2006) the President of the Swiss Chamber & Commerce in Japan.

Mr. Daniele Monteverde - Chief Financial Officer and Director:

Mr. Monteverde was appointed as Chief Financial Officer on June 27, 2017 and as a director of the Company on October 30, 2017 and has served in those capacities since.

From 2015 to the present, Mr. Monteverde has served as the President and Chief Executive Officer of 12 Japan, Ltd where he was instrumental in obtaining the Company’s first retail customer to purchase and use the Company’s cutting-edge technology: Itoya, Ltd. This relationship demonstrates the effectiveness of the company’s technology offerings.

In addition to his responsibilities on behalf of the Company, Mr. Monteverde owns and operates a number of successful companies: CEO of Aquarium, Inc a video production, editing and recording company for marketing, distribution and other commercial applications located in Japan (2005- present), Vice President & founding partner (2010-2011) of Alliance Global Partners, Inc in the Advertising and communications sectors , and President & CEO (2010-2012) of S International Architects, Inc., concept development and architectural design.

Mr. Monteverde holds a Ph.D. in Engineering (Specializing in Business Administration) from the University of Buenos Aires.

Kirk Kimerer - Chief Marketing Officer:

Mr Kimerer was appointed as Chief Marketing Officer of the Company on October 13, 2017.

Kirk has spent decades in online publishing working with countless digital properties to increase revenue through emerging technologies, including Linn Media, Gannett and Scripts. At 12 ReTech and its subsidiaries, he leads the development and implementation of our marketing efforts with a crucial role that spans programmatic advertising, marketing, publishing, e-commerce development and industry-leading innovation.

In 2013, Kimerer ran the digital media operations for the Review Journal in Las Vegas, Nevada. In 2014, inspired by the changing digital landscape, he founded Apollo Media Network, a lifestyle network of websites reaching over 10 million unique monthly users. In 2016, he sold the company to a public entity, where he managed the digital media division prior to joining the Company.

Richard J. Berman - Advisory Board Member:

Richard J. Berman was appointed as an Advisory Board Member of the Company on October 30, 2017.

Richard Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience. Mr. Berman is a well-respected and seasoned professional, senior executive and public company Board member with extensive experience in many business sectors including finance, technology, retail, bio-science and real estate.

Mr. Berman has served as a director or officer of more than a dozen public and private companies. In 2016 he joined the advisory Board of Medifirst, while in 2014 he was elected Chairman of MetaStat Inc. From 2006-2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman is a director of three public healthcare companies: Advaxis, Inc., Caladrius Biosciences, Inc., and Cryoport Inc.

From 2002 to 2010, he was a director of Nexmed Inc where he also served as Chairman/CEO in 2008 and 2009 (now called Apricus Biosciences, Inc.). From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998 to 2012. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions in over 300 deals.

He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Resignations of officer and Board directors (last 5 years)

Former Officers and Directors:

Jose Armando Acosta Crespo – Former President, Chief Executive & Financial Officer and Secretary.

Mr. Crespo served as President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director from inception (September, 2014) until June 27, 2017 when Angelo Ponzetta was appointed.

From November 2010 to February 2012, Mr. Crespo was the Director of Technology in Santo Domingo, Dominican Republic for Servicio de Transacciones Seguras STS, a high-tech solutions company. In November of 2012, he formed and developed DIACO Business SRL dba DIACO Events, a private and corporate event management and event planning services firm. From August 2013 to November 2014, Mr. Acosta worked for an IT Department as a Continuous Improvement & Project Manager Consultant in Santo Domingo, Dominican Republic for Nearshore Call Center Services, a BPO company in the call center industry.

Mr. Acosta holds a Bachelor’s Degree in Business Administration from the Instituto Tecnologico of Santo Domingo “INTEC”.

To our knowledge, during the last five years none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses,
●	Been subject to any order, judgment or decree, not subsequently reversed suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,
●	Been found by a court jurisdiction of contempt (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Composition and Committees

Other than the formation of a non-voting Advisory Board no committees of the Board of directors have been formed.

Audit Committee

We have not yet appointed an audit committee and our board of directors currently acts as our audit committee. At the present time, we believe that the members of the board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do look for oversight advice from our Advisory Board as well. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert upon completing an acquisition of an operating company.

Advisory Board of Directors:

On October 30, 2017 the Company has created an Advisory Board of Directors to bring additional experience and strategic contacts to the Company. As of the filing of this report the Advisory Board has only one member; Richard J. Berman (See above for full bio). The Company is actively interviewing other qualified candidates for future consideration.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended December 31, 2017 and 2016.

Summary Compensation Table
Name and Principal Positions	Year	Accrued and Paid Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Angelo Ponzetta, CEO, Chairman	2016	None	None	None	None	None	None	$0
Angelo Ponzetta, CEO, Chairman (1)	2017	$20,000	None	None	None	None	None	$20,000
Daniele Monteverde CFO, Director	2016	None	None	None	None	None	None	$0
Daniele Monteverde CFO, Director (2)	2017	$20,000	None	None	None	None	None	$20,000
Kirk Kimerer CMO (3) Joined 10/19/17	2017	$7,500	None	None	None	None	None	$7,500
Richard J. Berman Advisory Board (4) Joined 10/30/17	2017	$25,000	None	None	None	None	None	$25,000

Footnotes:

(1)	Angelo Ponzetta’s monthly salary is to be $10,000 per month beginning in November 2017. Mr. Ponzetta was paid $10,000 in November and $10,000 in December. However, Mr. Ponzetta has agreed to defer regular payment until the Company has more consistent cash flow.
(2)	Daniele Monteverde’s monthly salary is to be $10,000 per month beginning in November 2017. However, Mr. Monteverde has agreed to defer regular payment until the Company has more consistent cash flow.
(3)	Kirk Kimerer was paid monthly salary of $2,500 in November 2017 and $5,000 in December 2017. Mr. Kimerer’s monthly salary is to be $8,000 per month for the period of January through April 2018 and then $12,500 per month starting in May 2018.
(4)	Richard J. Berman was paid a signing bonus of $25,000 in December 2017 and is to be compensated at the rate of $10,000 per month. Unlike the unpaid portions of the compensation to the other officers and directors listed above, the Company is accruing for any portion of Mr. Berman’s compensation that remains unpaid.

The Company does not currently offer stock options or warrants and does not have any plans to do so. The Company may at a later date institute a restricted Stock plan to incentivize employees.

Employment Agreements

There are no employment agreements in place at the Company although there are the following employment agreements at the subsidiary level:

Daniel Wong, 12 Hong Kong Ltd Chief Operating & Technology Officer.

Mr. Wong. (50 years of age) was appointed on Jan. 1, 2018 as the Chief Operating and Technology Officer of 12 Hong Kong, Ltd under an unspecified term on an “at will” basis agreement with 12 Hong Kong, Ltd with an annual Salary of $150,000 U.S. As part of his employment agreement Mr. Wong will be incentivized based on the results of 12 Hong Kong Ltd on a to be determined basis. His qualifications are:

Mr. Wong is a veteran of the consumer electronics, mobile phone, and internet industries with over 20 years’ experience in Greater China and Silicon Valley. Mr. Wong was most recently Managing Partner at Landon Financial Advisors, where he was working on smart home and technology related projects. He is also a mentor and advisor to several startups. As CEO of artificial intelligence startup Rokid, Mr. Wong brought to market a cutting-edge home AI product that captured numerous industry accolades, including CES Innovation Award 2016 and 2017. As Vice President of Media Solution Center at Samsung, Mr. Wong was responsible for the software and services on Samsung mobile phones, tablets, smart TVs and wearables in China. Previous to that, he ran one of China’s largest mobile ad networks as Chief Operating Officer of Madhouse. At Nokia, Mr. Wong launched and built NSeries into a $1.9B USD business across Greater China (covering China, Hong Kong, and Taiwan). While at Nokia, he was also responsible for the company’s Ovi internet services, launching multiple consumer services (app store, games, music, and maps) and establishing the joint-venture company that served as the basis for these services. Under Mr. Wong’s leadership, Nokia became the first foreign entity to obtain an Online Maps license in China’s tightly regulated market. In Silicon Valley, Mr. Wong has held various management positions with industry pioneering companies such as Openwave (WAP and mobile internet) and Excite@Home (broadband internet services and portal). Mr. Wong is a frequent industry event speaker and has extensive experience working with media and government. Mr. Wong holds an MBA from Harvard Business School as well as BS Electrical Engineering and MS Materials Science from Stanford University

Stefan Gugisberg, 12 Europe A.G. Chief Executive Officer

Mr. Stefan Gugisberg (48 years of age) was appointed on November 1, 2017 as the Chief Executive Officer of 12 Europe A.G., with an annual salary of $144,000 U.S. on an indefinite contract to lead 12 Europe AG which is based in Switzerland. Stefan’s responsibilities include expanding and implementing the 12 ReTech technologies and Management’s vision in Europe. Under his contract, Mr. Gugisberg is to be included in any future Employee Restricted Stock Plan for an amount of compensation to be determined.

Mr. Gugusberg has over 19 years of experience in the European markets in the industries of Information Technology with roles in software development and business solutions. So far, in his career he has managed over 100 personnel at the same time and achieved significant results for companies such as SNV Swiss Standard Association and xtendx, AG. He graduated from University of Applied Sciences in Chur, Switzerland with a Master’s Degree, and also has B.A. Degrees in Business, Economy and Law from Zurich University and University at Albany (New York).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2018 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

As of March 29, 2018, there are 82,200,000 common shares outstanding and 5 million Series A Preferred Shares outstanding. Each Series A Preferred Shares is convertible to 20 common shares upon conversion and until conversion allows the holder to 20 votes. Consequently, the chart below is based upon 182,200,000 eligible votes.

Name and Address	Position	Shares Owned (1)	Percentage owned
Angelo Ponzetta Unit 1104, 11/F Crawford House 70 Queens Road Central, Hong Kong - Common Shares	CEO	45,057,976	24.7%
Angelo Ponzetta Preferred Series A Shares- 4.5 million (Convertible at 1 Series A Preferred Share for 20 common shares)	CEO	Votes: 90,000,000	49.39%
Angelo Ponzetta - Aggregate	CEO	Votes: 135,057,976	74.13%
Daniele Monteverde Hanegi 2-41-1, Setagaya-ku, Tokyo 156-0042 - Common Shares	CFO	3,550,000	1.95%
Daniele Monteverde Preferred Series A Shares- 500 000 (Convertible at 1 Series A Preferred share for 20 common shares)	CFO	Votes: 10,000,000	5.4%
Daniele Monteverde – Aggregate	CFO	Votes: 13,550,000	7.4%
All officers and directors as a group (2 persons)		Votes: 148,607,976	81.56%

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. As of December 31, 2017, there are no outstanding warrants and convertible notes payable are owned by investors who are not management, directors or beneficial owners of more than 10% of the outstanding shares.

Description of Registrant’s Securities

Company Stock

The aggregate number of shares which this Company has the authority to issue is One Billion Fifty Million (1,050,000,000) shares, consisting of (a) One Billion (1,000,000,000) shares of Common Stock, par value $0.00001 per share (the “Common Stock”) and (b) fifty million (50,000,000) shares of Preferred Stock, par value $0.00001 per share (the “Preferred Stock”). Of the Preferred Stock we have 4 classes designated as; Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

Series A Preferred Stock which consists of ten million (10,000,000) shares authorized, five million (5,000,000) of which have been issued as of the date of this Report.

Series B. Preferred Stock which consists of one million (1,000,000) shares authorized, with none issued as of the year ended December 31, 2017 but as of the date of this report two hundred sixty-six (266,000) have been issued.

Series C Preferred Stock which consists of two shares none of which have been issued as of the date of this report.

Series D Preferred Stock which consists of ten million (10,000,000) shares of stock that are designated as “Blank Check Preferred” allowing the Board of directors to set the rights privileges and voting as determined by the Board as well as dividing this Series into other series as the need may arise. as of the date of this report none of the Series D. Preferred Stock have been issued.

Common Stock

Each share of Common Stock shall have, for all purposes, one (1) vote per share. Subject to the preferences applicable to Preferred Stock outstanding at any time, the holders of shares of Common Stock shall be entitled to receive such dividends and other distributions in cash, property or shares of stock of the Company as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Company legally available therefore. The holders of Common Stock issued and outstanding have and possess the right to receive notice of shareholders’ meetings and to vote upon the election of directors or upon any other matter as to which approval of the outstanding shares of Common Stock or approval of the common shareholders is required or requested.

Voting Rights

Except as otherwise required by law or as may be provided by the resolutions of the Board of Directors authorizing the issuance of common stock, all rights to vote and all voting power shall be vested in the holders of common and Preferred stock. Each share of common stock shall entitle the holder thereof to one vote.

No Cumulative Voting

Except as may be provided by the resolutions of the Board of Directors authorizing the issuance of common stock, cumulative voting by any shareholder is expressly denied.

Rights upon Liquidation, Dissolution or Winding-Up of the Company

Upon any liquidation, dissolution or winding-up of the corporation, whether voluntary or involuntary, the remaining net assets of the Company shall be distributed first to holders of Preferred Stock, excluding Series C Preferred Shares and then pro rata to the holders of the common stock.

We refer you to our Articles of Incorporation, any amendments thereto, and certificate of designation Bylaws, and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Preferred Stock

The Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, may increase or decrease (but not below the number of shares such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

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

Series B Preferred Stock

The following summary of the Company’s Series B Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Designation and Amount:

The total number of shares of Series B Preferred Stock this Corporation is authorized to issue is One Million (1,000,000), with a stated par value of $0.00001 per share. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series B Preferred Stock and holders thereof are as follows unless otherwise agreed to by agreement between the Corporation and the purchasers of the Series B Preferred Stock.

Ranking:

The Series B Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Corporation’s Common Stock (“Common Stock”), (b) junior with respect to dividends and right of liquidation with the Corporation’s Series A Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Corporation. Without the prior written consent of Holders holding a majority of the outstanding shares of Series B Preferred Stock, the Corporation may not issue any Preferred Stock that is senior to the Series B Preferred Stock in right of dividends and liquidation.

Liquidation Preference:

A. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, and after payment or provision for any liquidation preference payable to the holders of any Preferred Stock ranking senior upon liquidation to the Series B Preferred Stock, but prior to any distribution or payment made to the holders of Common Stock or the holders of any Preferred Stock ranking junior upon liquidation to the Series B Preferred Stock by reason of their ownership thereof, the Holders of Series B Preferred Stock will be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount with respect to each share of Series B Preferred Stock equal to the then Stated Value as adjusted pursuant to the terms hereof (including but not limited to the additional of any accrued unpaid dividends and the Default Adjustment, if applicable). B. If, upon any liquidation, dissolution or winding up of the Corporation, the assets of the Corporation will be insufficient to make payment in full to all Holders, then such assets will be distributed among the Holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Conversion:

A. Holders of Series B Preferred Stock shall have the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or agreement between the Corporation and the holders of the Series B Preferred Stock), to convert any or all their shares of the Series B Preferred Stock into Common Stock. B. Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of the Series B Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all then outstanding shares of the Series B Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series B Preferred Stock, the Corporation will within a reasonable time period make a good faith effort to take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose. C. Effect of Conversion. On any Conversion Date, all rights of any Holder with respect to the shares of the Series B Preferred Stock so converted, including the rights, if any, to receive distributions of the Corporation’s assets (including, but not limited to, the Liquidation Preference) or notices from the Corporation, will terminate, except only for the rights of any such Holder to receive certificates (if applicable) for the number of shares of Common Stock into which such shares of the Series B Preferred Stock have been converted.

Voting:

Series B Preferred Stock shall be non-voting on any matters requiring shareholder vote.

Dividends:

Series B Preferred Stock will carry an annual cumulative dividend, compounded monthly, payable solely upon redemption, liquidation or conversion as agreed to by and between the Corporation and the holder of the Series B Preferred Stock.

Redemption:

The Series B Preferred Stock shall be redeemable by the Corporation as set forth in the agreement by and between the Corporation and the holder of the Series B Preferred Stock.

Protective Provisions:

A. So long as any shares of Series B Preferred Stock are outstanding, the Corporation will not, without the affirmative approval of the Holders of a majority of the shares of Series B Preferred Stock then outstanding (voting as a class), (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designations, (ii) authorize or create any class of stock ranking as to distribution of dividends senior to the Series B Preferred Stock, (iii) amend its articles of incorporation or other charter documents in breach of any of the provisions hereof, (iv) increase the authorized number of shares of Series B Preferred Stock, (v) liquidate, dissolve or wind-up the business and affairs of the Corporation, or effect any Deemed Liquidation Event (as defined below), or (vi) enter into any agreement with respect to any of the foregoing. B. A “Deemed Liquidation Event” will mean: (a) a merger or consolidation in which the Corporation is a constituent party or a subsidiary of the Corporation is a constituent party and the Corporation issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Corporation or a subsidiary in which the shares of capital stock of the Corporation outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of the surviving or resulting corporation or, if the surviving or resulting corporation is a wholly-owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Corporation or any subsidiary of the Corporation of all or substantially all the assets of the Corporation and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Corporation if substantially all of the assets of the Corporation and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Corporation. b The Corporation shall not have the power to effect a Deemed Liquidation Event unless the agreement or plan of merger or consolidation for such transaction provides that the consideration payable to the stockholders of the Corporation will be allocated among the holders of capital stock of the Corporation in accordance hereof.

Series C Preferred Stock

The following summary of the Company’s Series C Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Designation and Amount:

The total number of shares of Series C Preferred Stock this Corporation is authorized to issue is two (2) shares, with a stated par value of $0.00001 per share. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series C Preferred Stock and holders thereof are as follows unless otherwise agreed to by agreement between the Corporation and the purchasers of the Series C Preferred Stock. For clarification, issuances of additional authorized shares of Series C Preferred Stock under the terms herein and as agreed to by and between the Corporation and the holder of such Series C Preferred Stock shall not require the authorization or approval of the existing shareholders of any other class of preferred stock.

Ranking:

The Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Corporation’s Common Stock (“Common Stock”), (b) junior with respect to dividends and right of liquidation with the Corporation’s Series A Preferred Stock and the Corporation’s Series B Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Corporation. Without the prior written consent of Holders holding a majority of the outstanding shares of Series C Preferred Stock, the Corporation may not issue any Preferred Stock that is senior to the Series C Preferred Stock in right of dividends and liquidation.

Liquidation Preference:

The Series C Preferred Stock shall have no liquidation preference.

Conversion:

The Series C Preferred Stock shall not be convertible.

Voting:

Each issued and outstanding shares of Series C Preferred Stock shall be entitled to One Billion (1,000,000,000) votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

Dividends:

Series C Preferred Stock shall not accrue dividends.

Redemption:

The Series C Preferred Stock shall not be redeemable by the Corporation.

Series D Preferred Stock

The following summary of the Company’s Series D Preferred Stock is merely a summary, we refer you to our Amended and Restated Articles of Incorporation and the applicable provisions of the Nevada Revised Statutes for a more complete description of the rights and liabilities of holders of our securities.

Designation and Amount:

The total number of shares of Series D Preferred Stock this Corporation is authorized to issue is one million (1,000,000) shares, with a stated par value of $0.00001 per share with such powers, preferences, rights and restrictions which shall be determined by the Corporation’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are certain conflicts of interest between the Company and our officers and directors. Mr. Angelo Ponzetta our Chief Executive Officer and Chairman was the principal owner and controlling officer of each of our first three acquisitions; 12 Hong Kong Ltd, 12 Japan Ltd and 12 Europe A.G. as such there were some intercompany transactions between the entities as well as transactions with officers that are considered related party transactions. Angelo Ponzetta’s brother Gianni was a shareholder and officer of 12 Europe A.G. and is now a less than 5% shareholder of the Company.

Daniele Monteverde our Chief Financial Officer and director was a both a principal and officer of both 12 Hong Kong Ltd. and 12 Japan. Mr. Monteverde has many business interests, including his ownership of Aquarium Inc which in the past has been a supplier of content for the Company’s interactive Mirrors and marketing videos. These products were provided in the past to the Company at a 50% discount to the market price that Aquarium Inc. would charge other clients, saving the Company about $4,500. For certain periods of time Mr. Monteverde provided “free” office space to 12 Japan, Inc, in the offices of one of his other companies. Management believes that the rental savings were immaterial to the scope of the operation. Mr. Monteverde has many other business interests to which he currently devotes attention and may be expected to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the company.

Other than disclosed in herein. None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company.

Due to stockholders at December 31, 2017 and 2016 consists of the following:

	December 31, 2017	December 31, 2016
Daniel Monteverde	8,214	5,012
Angelo Ponzetta	500,798	306,105
Gianni Ponzetta	160,114	101,790
	$669,126	$412,907

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000 ($61,584) to the Company, which is included in the December 31, 2017 total. The promissory note is unsecured and bears interest at 1% per annum and is due December 31, 2019.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

During the year ended December 31, 2017 and 2016, total advances and expenses paid directly by stockholders on behalf of the Company were $185,060 and $234,674, respectively, and the Company repaid $8,130 and $40,093, respectively. In addition, in 2016, the Company issued 25,000,000 shares of common stock in exchange for $256,000 of amounts due to stockholders.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;
●	Disclosing in any and all filings with the SEC, where required;
●	Obtaining disinterested directors consent; and
●	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, RotenbergMeril, for professional services rendered for the audits of our annual financial statements of the fiscal years ended December 31, 2016 and 2017 totaled $44,000.

The aggregate fees billed by our prior independent auditor, AKAM, for professional services rendered for the audit of the financial statements of the fiscal years 2015 and 2016 (prior to our recapitalization and change in fiscal year-end from November 30 to December 31) was $4,500. The aggregate fees billed by AKAM for professional services rendered for the review of the financial statements included in our quarterly reports included on Form 10Q for period ending September 30, 2017 was $3,000.

The aggregate fees billed by our prior independent auditor, KLJ, for professional services rendered for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports on the Form 10-Q for the fiscal year ended November 30, 2016 (prior to our recapitalization and change in fiscal year-end from November 30 to December 31) totaled $8,245. The aggregate fees billed by KLJ for processional services rendered for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the fiscal periods ended February 20, 2017 and May 31, 2017 (prior to our recapitalization and change in fiscal year-end) totaled $1,543.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

Audit Fees - Consists of fees for professional services rendered by our independent registered accounting firm for the audit of our annual financial statements and review of the financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our independent registered accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our independent registered accounting firm for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our independent registered accounting firm, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. In the absence of an Audit Committee the full board of directors performs all of the functions of an audit committee including selecting and engaging our auditors. We do require approval in advance of the performance of professional services to be provided to us by our independent registered accounting firm. Additionally, all services rendered by our independent registered accounting firm are performed pursuant to a written engagement letter between us and the independent registered accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 3, 2017 contained in Item 8 above which are incorporated herein by this reference.

Number	Description of Exhibit
3.01	Articles of Incorporation filed with the SEC on form S-1 in December 30, 2014

3.01a	Amended and Restated Articles of Incorporation filed with the SEC on form 8-k on June 14, 2017

3.01b	Articles of Amendment filed with the SEC on form 8-k on February 02, 2018

3.01c	Certificate of Designation filed with the SEC on form 8-k on February 02, 2018.

3.02	By-Laws filed with the SEC on form S-1 on December 30, 2014

10.01	Share Exchange Agreement between Devago, Inc (12 ReTech Corporation) and 12 Hong Kong, Ltd filed on form 8-k on June 7, 2017

10.02	Share Exchange Agreement between 12 ReTech Corporation and 12 Japan, Ltd filed with the SEC on form 8-k on August 02, 2017

10.03	Share Exchange Agreement between 12 Retech Corporation and 12 Europe A.G. and the shareholder of 12 Europe A.G. filed with the SEC on 8-k on October 30, 2017

10.04	Share Exchange Agreement between 12 ReTech Corporation and E-motion Apparel, Inc, and the shareholder attached hereto.

10.05	Stock Purchase Agreement between 12 ReTech Corporation and Geneva Roth Remark Holdings, Inc., as filed with the SEC on 8-k on January 29, 2018

10.06	Securities Purchase Agreement between 12 ReTech Corporation and EMA Financial, LLC, attached hereto

31.1	Certification of Principal Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as emended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: April 16, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: April 16, 2018		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
	Its:	Chairman, Director, President, Chief Executive Officer, (Principal Executive Officer)

/s/ Daniele Monteverde
	By:	Daniele Monteverde
	Its:	Director Secretary Treasurer Chief Operating Officer (Principal Accounting Officer) (Principal Financial Officer)

