Form 10-Q
period 2018-03-31
12 Retech Corp
filed 2018-05-14
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

NEVADA	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 S. Carson Street Suite 200 Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

530-539-4329

Registrant’s telephone number

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

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock ($0.00001 par value) outstanding as of May 9, 2018 was 82,968,338.

12 RETECH CORPORATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2018

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not intend, and undertake no obligation, to update any forward-looking statement. You should, however, consult further disclosures we make in future filings of our Annual Report Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and on Annual 10K.

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 RETECH CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$47,085	$100,264
Accounts receivable	3,046	2,884
Prepaid expenses	1,177	1,290
Other current assets	52,239	13,878
Total Current Assets	103,547	118,316

Fixed assets, net	7,978	8,615
Software development costs	53,944	-
Security deposit	3,970	5,555
TOTAL ASSETS	$169,439	$132,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$348,908	$105,904
Due to stockholders	694,850	669,126
Convertible notes payable, net of discounts	776,366	408,247
Total Current Liabilities	1,820,124	1,183,277

Total Liabilities	1,820,124	1,183,277

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 5,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	50	50
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value $1.00 stated value; 266,000 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	-
Common stock: 1,000,000,000 and 500,000,000 authorized at March 31, 2018 and December 31, 2017, respectively; $0.00001 par value; 82,962,338 and 82,200,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	830	822
Additional paid-in capital	1,645,551	1,267,916
Common stock to be issued	-	92,646
Accumulated other comprehensive income (loss)	(13,150)	1,514
Accumulated deficit	(3,283,969)	(2,413,739)
Total Stockholders’ Deficit	(1,650,685)	(1,050,791)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$169,439	$132,486

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenues	$8,942	$34,379
Cost of revenue	-	451
Gross Profit	8,942	33,928

Operating Expenses
General and administrative	473,444	72,128
Professional fees	231,629	5,734
Depreciation	1,149	3,192
Total Operating Expenses	706,222	81,054

Loss from operations	(697,280)	(47,126)

Other Expense
Loss on debt extinguishment	(25,000)	-
Interest expense	(147,950)	-
Net Other Expense	(172,950)	-

Loss Before Provision for Income Taxes	(870,230)	(47,126)

Provision for Income Taxes	-	-

Net Loss	$(870,230)	$(47,126)

Other comprehensive loss	(14,664)	(6,166)
Comprehensive Loss	$(884,894)	$(53,292)

Net Loss Per Common Share: Basic and Diluted	$(0.01)	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	82,623,020	50,000,000

* Represents an amount that is less than ($0.01)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

									Accumulated
	Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Other Comprehensive	Accumulated	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital	to be issued	Income	Deficit	Deficit

Balance - January 1, 2017	-	$-	-	$-	50,000,000	$500	$694,340	$-	$20,119	$(994,984)	$(280,025)

Capital contribution in subsidiary before acquisition	-	-	-	-	-	-	97,752	-	-	-	97,752
Recapitalization	5,000,000	50	-	-	28,692,024	287	1,859	-	-	-	2,196
Stock issued for acquisition of 12 Japan	500,000	5	-	-	5,000,000	50	(55)	-	-	-	-
Common stock issued for acquisition of 12 Europe	-	-	-	-	3,807,976	38	(38)	-	-	-	-
Common stock issued for services	-	-	-	-	2,700,000	27	473,973	-	-	-	474,000
Cancellation of common stock and preferred stock	(500,000)	(5)	-	-	(8,000,000)	(80)	85	-	-	-	-
Common stock to be issued	-	-	-	-	-	-	-	92,646	-	-	92,646
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(18,605)	-	(18,605)
Net loss	-	-	-	-	-	-	-	-	-	(1,418,755)	(1,418,755)

Balance - December 31, 2017	5,000,000	$50	-	$-	82,200,000	$822	$1,267,916	$92,646	$1,514	$(2,413,739)	$(1,050,791)

Series B Preferers stock issued for cash	-	-	266,000	3	-	-	259,997	-	-	-	260,000
Common stock issued as part of funds raised	-	-	-	-	768,338	8	117,638	(92,646)	-	-	25,000
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(14,664)	-	(14,664)
Net loss	-	-	-	-	-	-	-	-	-	(870,230)	(870,230)

Balance - March 31, 2018	5,000,000	$50	266,000	$3	82,968,338	$830	$1,645,551	$-	$(13,150)	$(3,283,969)	$(1,650,685)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(870,230)	$(47,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,149	3,192
Amortization of debt discount	123,119	-
Loss on debt extinguishment	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(25,600)
Inventory	-	(1,286)
Prepaid and other current assets	(38,203)	-
Security deposit	1,684	-
Accounts payable and accrued liabilities	242,475	(1,217)
Net Cash Used in Operating Activities	(515,006)	(72,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Software development costs	(53,944)
Purchases of property and equipment	(381)	(3,116)
Net Cash Used in Investing Activities	(54,325)	(3,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to stockholders	29,722	40,766
Repayment of due to stockholders	(16,931)	-
Proceeds from convertible notes payable	245,000	-
Issuance of Series B Preferred stock	266,000	-
Cash paid for capital raise	(6,000)	-
Net Cash Provided by Financing Activities	517,791	40,766

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,639)	348

Net decrease in cash and cash equivalents	(53,179)	(34,039)
Cash and cash equivalents, beginning of period	100,264	54,644
Cash and cash equivalents, end of period	$47,085	$20,605

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock issued recognized as debt discount	$25,000	$-
Common stock issued in conjunction with convertible notes	$92,646	$-

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 Retech Corporation	100%	As a holding Company to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	Feb. 2, 2014	June 27 2017	100%	Development of our technology and sales of our technology applications.

12 Japan Limited (“12JP”)	Japan	Feb. 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications.

12 Europe AG (“12EU”)	Switzerland	Aug. 22, 2013	Oct. 26,2017	100%	Consultation and sales of technology applications.

E-motion Apparel, Inc.	California, USA	Sept. 9, 2010	May 1, 2018	100%	A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisition roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.

NOTE 2. GOING CONCERN

The Company accounts for going concern matters under the guidance of ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern” (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt.

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of March 31, 2018, the Company has incurred losses totaling $3,283,969 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2018.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Software Development Costs

At March 31, 2018 and December 31, 2017, software development costs totaled $53,944 and $0, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for sale. The Company will amortize the software costs on a straight-line basis over the estimated life of the software product’s expected life cycle, commencing when the software is first available for general release to customers.

Concentrations

During the three months ended March 31, 2018, one customer accounted for 100% of revenues. During the three months ended March 31, 2017, two customers accounted for 99% of revenues. One customer represented 100% of the accounts receivable as of March 31, 2018 and December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” The Company has evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. The will be no change to the Company’s accounting policies.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended March 31, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities and due to stockholders. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Convertible notes payable with characteristics of both liabilities and equity are classified as either debt or equity based on the characteristics of its monetary value, with convertible notes classified as debt being measured at fair value, in accordance with ASC 480-10, “Accounting for Certain Financial instruments with Characteristics of both Liabilities and Equity.”

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets at March 31, 2018 and December 31, 2017 consist of the following

	March 31, 2018	December 31, 2017

Reimbursable advance payments for acquisitions	$36,364	$-
Other current assets	15,875	13,878

	$52,239	$13,878

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at March 31, 2018 and December 31, 2017 consist of the following

	March 31, 2018	December 31, 2017

Office equipment	$9,019	$7,371
Furniture and equipment	607	607
Computer	11,937	12,998
Technical equipment	23,435	23,435
	44,998	44,411
Less: accumulated depreciation	(37,020)	(35,796)
Equipment	$7,978	$8,615

Depreciation expense for the three months ended March 31, 2018 and 2017 amounted to $1,149 and $3,192, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017

Accounts payable	$155,260	$30,625
Accrued expenses	160,469	66,931
Accrued interest	33,179	8,348
	$348,908	$105,904

NOTE 7 - STOCKHOLDER TRANSACTIONS

Due to stockholders at March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017
Daniel Monteverde	4,324	8,214
Angelo Ponzetta	526,774	500,798
Gianni Ponzetta	163,752	160,114
	$694,850	$669,126

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000 ($62,946 at March 31, 2018 and $61,584 at December 31, 2017) to the Company, which is included in the March 31, 2018 and December 31, 2017 totals. The promissory note is unsecured, bears interest at 1% per annum and is due December 31, 2019.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

During the three months ended March 31, 2018 and 2017, total advances and expenses paid directly by stockholders on behalf of the Company were $29,722 and $40,766, respectively, and the Company repaid $16,931 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 018	December 31, 2017
Dated September 15, 2017	$412,500	$387,500
Dated December 8, 2017	185,292	92,646
Dated December 8, 2017	185,292	92,646
Dated March 15, 2018	100,000	-
Total convertible notes payable	883,084	572,792

Less: Unamortized debt discount	(106,718)	(164,545)
Total convertible notes	776,366	408,247

Less: current portion of convertible notes	776,366	408,247
Long-term convertible notes	$-	$-

For the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $24,831 and $0 and amortization of discount, included in interest expense, of $123,119 and $0, respectively.

September 15, 2017 Note

On September 15, 2017, the Company entered into the promissory note agreement with SBI Investments LLC (“SBI”) for loans up to a maximum of $1,250,000, together with interest at the rate of 8% per annum. The consideration to the Company for this promissory note is up to $1,000,000, resulting in a potential original issuance discount (“OID”) of up to $250,000. The maturity date for each tranche funded shall be six months from the effective date of the respective payment date. The promissory note may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

An initial promissory note of $200,000 was issued on September 15, 2017 and the Company received cash of $150,000 and recognized OID of $40,000 and financing cost of $10,000 as debt discount.

On November 14, 2017, the Company issued an additional promissory note of $187,500 and received cash of $150,000 and recognized OID of $37,500 as debt discount.

On March 30, 2018, the Company entered into an amendment of this note as it was originally due March 15, 2018, which indicates that a $200,000 tranche is now eligible for conversion at a discount to market. The Company agreed to pay $25,000 to SBI for each 30-day extension as consideration. The extension amount is automatically added to the face value of the note after each 30-day period. SBI has agreed to a minimum of a 3-month extension under these same terms. The Company determined this amendment was a debt extinguishment and recognized $25,000 as a loss on debt extinguishment.

As at March 31, 2018, the Company has determined that there is no reset for the conversion terms of the note.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to LG 121,903 shares of our common stock each on January 13, 2018 and February 1, 2018, for a total of 243,806 shares, with a value equal to $46,323, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 as debt discount. The one-time interest charge of 9% of the principal amount of the note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 10, 2018, LG funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 as debt discount. The one-time interest charge of 9% of principal amount of the note was due on February 1, 2018.

As of March 31, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with Cerberus Finance Group Ltd. (“Cerberus”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the Maturity Date. The conversion price shall be the 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to Cerberus 121,903 shares of our common stock each on January 13, 2018 and February 1, 2018, for a total of 243,806 shares, with a value equal to $46,323, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 as debt discount. The one-time interest charge of 9% of the amount of the Note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 11, 2018, Cerberus funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 as debt discount. The one-time interest charge of 9% of the principal amount of the note was due on February 1, 2018.

As of March 31, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

March 15, 2018 Note

On March 14, 2018, the Company entered into a into the promissory note agreement with Eagle Equities, LLC (“Eagle”) for loans totaling totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayments terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another part, while this note is in effect. As additional consideration, the Company is to issue to Eagles Equities, LLC shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 as debt discount. The Company issued to Eagle Equities, LLC 137,363 shares of common stock with a value equal to $12,500. Eagle Equities has LLC has not yet funded the back end note for the remaining $50,000 at this time.

March 15, 2018 Note

On March 14, 2018, the Company entered into a into the promissory note agreement with with Adar Bays Capital, LLC (“Adar Bays Capital”) for loans totaling totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Adar Bays Capital shares of common stock with a value equal to 25% of each note, determine at the time of signing of each note.

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 as debt discount. The Company issued to Adar Bays Capital 137,363 shares of our common stock with a value equal to $12,500. Adar Bays Capital, LLC has not yet funded the back end note for the remaining $50,000 at this time.

NOTE 9 - STOCKHOLDERS’ EQUITY

Amendments to Articles of Incorporation

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

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the three months ended March 31, 2018

As of March 31, 2018, and December 31, 2017, 5,000,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

During the three months ended March 31, 2018, the Company issued Series B Preferred Stock as follows,

●	On January 31, 2018, the Company sold 203,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“Geneva”) in exchange for $203,000 before fees.

●	On March 20, 2018, Geneva agreed to purchase an additional 63,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018.

As of March 31, 2018 and December 31, 2017, 266,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Preferred Stock

There were no issuances of the Series C Preferred Stock during the three months ended March 31, 2018.

No shares of Series C Preferred Stock were issued and outstanding as of March 31, 2018.

Series D Preferred Stock

There were no issuances of the Series D Preferred Stock during the three months ended March 31, 2018.

No shares of Series D Preferred Stock were issued and outstanding as of March 31, 2018.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.00001.

During the three months ended March 31, 2018, the Company issued 762,338 shares of common stock, with a value of $117,646, as additional consideration for the issuance of convertible notes (see Note 8).

As of March 31, 2018, and December 31, 2017, 82,962,338 and 82,200,000 shares of common stock were issued and outstanding, respectively.

NOTE 10 - SEGMENTS

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

The following table shows operating activities information by geographic segment for the three months ended March 31, 2018 and 2017.

March 31, 2018	North America	Asia	Europe	Total
Revenue	$-	$8,942	$-	$8,942
Cost of revenue	$-	$-	$-	$-
Operating expense excluding depreciation	$451,563	$184,962	$68,548	$705,073
Depreciation	$-	$1,022	$127	$1,149
Operating loss	$(451,563)	$(177,042)	$(68,675)	$(697,280)
Interest expense	$(147,950)	$-	$-	$(147,950)
Loss on debt extinguishment	$(25,000)	$-	$-	$(25,000)
Net loss	$(623,778)	$(177,777)	$(68,675)	$(870,230)

March 31, 2017	North America	Asia	Europe	Total
Revenue	$-	$34,379	$-	$34,379
Cost of revenue	$-	$451	$-	$451
Operating expenses excluding depreciation	$-	$77,961	$171	$77,862
Depreciation	$-	$3,192	$-	$3,192
Operating loss	$-	$(46,955)	$(171)	$(47,126)
Interest expense	$-	$-	$-	$-
Net loss	$-	$(46,955)	$(171)	$(47,126)

The following table shows assets information by geographic segment at March 31, 2018 and December 31, 2017.

March 31, 2018	North America	Asia	Europe	Total
Fixed assets, net	$-	$6,845	$1,133	$7,978
Total assets	$55,308	$112,533	$1,598	$169,439

December 31, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,383	$1,232	$8,615
Total assets	$20,394	$84,206	$27,886	$132,486

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2018 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events.” The Company determined that it does have a material subsequent events to disclose as follows;

Subsequent Events:

On April 12, 2018, the Company entered into an engagement agreement with Tellson Securities, Inc. F/K/A 41 North Securities (“Tellson”) whereby Tellson was hired to raise $5 million in preferred equity for the Company to make acquisitions and expand operations and at the appropriate time to assist the Company for up-listings to a recognized exchange like the NASDAQ Market.

On April 27, 2018 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) whereby the Company issued to a 9% Convertible Note (“Note”) to Auctus n the principal amount of $100,000 and a maturity date of April 25, 2019. The conversion price of the Note is $.05 per share, provided, however, that on or after the earlier of an event of default or 181 days after issuance date, the conversion price shall equal the lesser of (i) $0.05 per share, (ii) the lowest trading price during the previous twenty days ending on the last trading day prior to the date of the note, and (iii) 60% of the lowest trading price of the Common stock for the twenty prior trading days prior to the conversion date. The holder can convert the Note, at any time, after issuance until the maturity date or the date payment of the default amount. The Company was to issue 700,000 of its common shares as a commitment/collateral fee. As of the date of the filing this report, the shares have not been issued.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a Share Exchange Agreement whereby the Company exchanged 1 million of its common shares for 100% of the equity of EAI in a third-party transaction. EAI owns five microbrands which were included in this transaction which target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear and Emotion Apparel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “12 ReTech Corporation”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to, 12 ReTech Corporation. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. 12 ReTech Corporation actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

The Business:

At our core, we are a software company whose technology allows retailers to combat the dual threats of Walmart and Amazon, both online and in physical stores. Our microbrand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents: 12 Hong Kong, Limited (“12HK”, “12 Hong Kong, Ltd.”), 12 Japan, Limited (“12JP”, “12 Japan, Ltd.”), 12 Europe A.G. (“12EU”, “12 Europe AG”), and 12 Retail Corporation (“12 Retail”) (and its subsidiary, E-Motion Apparel, Incorporated (“EAI”, “E-Motion Apparel, Inc.”) in North America).

The Subsidiaries:

-12 Hong Kong, Ltd. a corporation organized in the special economic region of Hong Kong. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction (See Section 7 of the form 10-K for the year ended December 31, 2017 Management Discussion & Analysis). This is the technology company that manages all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. In addition, this subsidiary serves as an additional marketing and sales hub for Asia, particularly the Chinese market, excluding Japan.

-12 Japan, Ltd. a corporation organized in Japan. The Company acquired 12 Japan, Ltd, located in Tokyo, Japan on July 31, 2017 in a share exchange (See Section 7 of the form 10-K for the year ended December 31, 2017 Management Discussion & Analysis). This subsidiary operates in the country of Japan. It is this subsidiary that services our first customer, Itoya Ltd, where our technology was successfully implemented and proven.

-12 Europe A.G. a corporation organized in Switzerland. The Company acquired 12 Europe A.G. on October 26, 2017 in a share exchange. (See Section 7 of the form 10-K for the year ended December 31, 2017 Management Discussion & Analysis). This subsidiary markets, sells, and services the Company’s proprietary and licensed technology to retailers in the European market from its base of operations in Zurich, Switzerland. Since its acquisition, this subsidiary has already signed agreements with 4 retailers, consisting of 1 department store and 3 local businesses, to deploy components of our 12 Technology Suite and 12Sconti app (See Section 7 of the form 10-K for the year ended December 31, 2017 Management Discussion & Analysis).

-12 Retail Corporation was formed in the state of Arizona, USA and maintains an office in Scottsdale, Arizona. This subsidiary was formed on Sept. 18, 2017 to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. All of the microbrands that are acquired will retain their own brand names and identities although they will share some economies of scale and benefit from the management expertise, resources and capital allocation available as a subsidiary of the Company. The microbrand acquisitions will become subsidiaries of 12 Retail Corporation.

-E-motion Apparel, Inc. (“EAI”) On March 12, 2018, The Company acquired 100% of the equity in E-motion Apparel, Inc., a California corporation which became effective May 1, 2018, though the 12 Retail subsidiary, pursuant to a Share Exchange Agreement (see Note 11 - Subsequent Events in the consolidated financial statements), which itself owns five microbrands that target specific niche markets: Emotion Apparel, Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many quantities of small production runs of garments, keeping online sales channels fresh. See Form 8–K dated March 15, 2018 & April 27, 2018

OVERVIEW OF OPPORTUNITY

Brick and mortar retailers continue to struggle against online competition, even though online sites haven’t changed in many years. Consumers are now looking for new ways to purchase products, with a larger focus on individualism and social sharing. Retailers and merchants are searching for new ways to entice consumers through software technologies that engage consumers both online and in the physical store. These disruptive changes are affecting merchants and retailers and all stages of their supply chains from design and manufacture to distribution and logistics.

We believe that although the brick and mortar retailers are not all going to just disappear, they will evolve because consumers shop when they enjoy the shopping experience. Online merchants are forced to adapt as the landscape continues to get more competitive. Both online and physical merchants are learning that as consumer’s shopping habits change, traditional marketing and advertising mediums such as television are much less effective. We call this combination of forces, the “Consumer Shift”. This Consumer Shift is driving a convergence of the online/mobile merchant with the physical retailer, as we have seen with Amazon’s acquisition of Whole Foods, Inc. and their opening of physical book stores, and Walmart’s acquisition of Jet.com. This convergence will continue. Management believes that the Company’s software and technology can benefit almost all retailers. The Company will initially focus on the Apparel and Cosmetics sectors where they believe we can have the biggest impact.

The Company’s business strategy is twofold. First, we design, sell and implement software that helps retailers to improve their physical store and online sales operations. 12 ReTech owns and licenses several technologies that will be useful to the retailer who is looking to survive the current business environment and even allow these new leaders to thrive in their businesses.

Second, we plan to acquire multiple consumer product microbrands in an effort to take advantage of the current slump in the global retail industry. We will use our technology, our management and operational expertise and working capital to improve the microbrands that we acquire and will demonstrate to the investor community as well as the retail industry that our technology and expertise can create significant uplifted revenue and profit results for our retailer clients. By improving our microbrands and expanding their brand awareness and their operations, we hope to create additional value for 12 ReTech’s investors. By using the Company’s technology to improve the Company’s microbrands, the technology which is licensed to retailer customers will also become more effective for and attractive to outside retailer customers.

We believe that the Company benefits shareholders by generating its revenue and earnings two ways:

1.	The revenue and earnings generated from its microbrands, and
2.	The revenue generated through the sale and/or licensing of its proprietary software and technology to third party retailers and merchants.

The Company’s patent pending proprietary technology products, software and services, as well as management expertise, directly addresses the Consumer Shift with software solutions that engage consumers both in the physical store and online, encourage social sharing, and advertising while lowering retailer and merchants’ operating costs. We will also deploy our technology offerings and management expertise at our microbrands where we demonstrate its effectiveness and develop additional feature sets.

As further outlined in the Company’s Annual 10-K, the software has already been successfully adopted and deployed in the Itoya store in Tokyo and are in talks to install in the Manor A.G. department stores in Switzerland. The Company’s brand new 12Sconti APP has been well received and is being promoted by retailers in Switzerland in advance of its planned May 2018 launch. In the United States, in January 2018 the Company hosted nearly 60 top retail executives in association with the National Retail Foundation where it introduced its technology to favorable reviews, and has received interest from retailer in the U.S., Mexico, and Brazil as well. For additional information please read our Annual 2017 Form 10-K.

Acquisition Strategy:

In addition, management has a clear acquisition strategy as outlined further in the Company’s Annual 2017 Form 10-K to acquire microbrands. Management believes that there is a strong opportunity to acquire microbrands based on industry wide bottom of the trough valuations that, through the deployment of our technology, can produce outsized investment returns and be generally accretive to our business. Each of our microbrands will be complementary to each other and generally benefit from our technologies. With the acquisition of significant profitable microbrands, the Company becomes self-sufficient, and is able to generate its own cash flow to minimize the need to raise additional capital to support its software development, sales and deployment.

Management formed 12 Retail Corporation in Arizona, U.S.A to acquire microbrands and manage its microbrand strategy. The Company succeeded with its first acquisition of E-motion Apparel, Inc. on March 12, 2018 (“EAI”), a California corporation founded in 2011, which itself owns five microbrands that target specific niche markets: Emotion Apparel, Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company is now located in Salt Lake City, Utah to take advantage of a “pro-business” environment that features a well-educated and eager to work employee market, and operates its own production facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to produce many small production runs of garments that can keep online sales channels fresh, as well as speeding up the design and creation of samples such that large scale off-shore production can be implemented more rapidly. However, the effective date of the acquisition of E-motion Apparel is May 1st, 2018. See Form 8-K dated March 15, 2018 & April 27, 2018.

As already mentioned in Company 2017 Form 10-K, the Company has targeted a number of other potential acquisitions and has executed of three Letters of Intent (“LOI”) to acquire: Colorado Trading and Clothing Company d/b/a Active Fashion Group, The J. Peterman Company, LLC, and Krazy Larry, Inc. The Company is in the process of performing due diligence and finalizing negotiations. If acquisitions are completed, they would add an additional $45 million in annual revenue. In addition, the Company expects to similarly benefit from the synergies between the other microbrands and the Company’s proprietary technologies.

Technology Strategy:

Management has developed a software strategy, which creates a fully-integrated shopping experience that utilizes all aspects of social networking. This technology is referred to as the “12 Technology Suite” or “12 ReTech Suite”. The 12 ReTech Suite provides an interactive shopping cart that seamlessly combines shopping and social networking for a fun and unique shopping experience. The 12 ReTech Suite integrates physical store, online, and mobile shopping, while interactive advertising screens provide special offers from shops, restaurants, and service providers. Over the past 36 months, the Company has developed a proprietary technology suite (software, hardware (the 12Mirror), applications for the iPhone, iPad, and Android phones and tablets (12Mobile APP) that integrates traditional shopping, on-line shopping, entertainment and social networking into a “Totally Integrated Retail Platform”.

We deployed our software technology strategy with our first client in a fully-integrated 13 story storefront in Tokyo, Japan. It has been running successfully since early 2016. In the meantime, we have been in active negotiations with a Japanese information technology company for distribution representation in Japan and are now working on an enhancement project focusing our system on Promotion / Advertising activities in nearby vicinities.

The 12 ReTech Experience

USXS – Unifying Shopping eXperience System® - Management believes that the USXS is the solution for all retail problems related to reaching the consumer; the connector of any available technology system and the generator of a truly shopping and entertainment experience for consumers. Our technology is based on the full integration of the 12Mirror / 12ADScreen or 12Display connected with the 12Kiosk, the 12Mobile APP, 12Administrative App and the 12 Online Solutions. This entire set of will enable consumers to shop independently and freely share their shopping experiences with friends.

We call this the “12 Experience”. We believe that the 12 Experience offers both retailers and customers an exciting time saving and efficient way to enjoy and to fully become immersed within the traditional retail environment.

The 12 ReTech Suite

The 12 ReTech Suite offers a spectrum of smart devices – from mirrors to PR screens to kiosks and more – to help retailers reach new consumers, increase visibility across all channels and provide a better service which includes the following applications: 12Mirror, 12Kiosk, 12ADScreen or 12Display, 12Mobile APP, 12Administrative APP and 12Sconti APP. 12 ReTech brings social media to life in a rich, totally immersive and exciting environment. In the store, consumers can connect instantaneously with any available social networking system like Facebook, Skype, WhatsApp, Line, Instagram, and others. Consumers can share pictures and videos, and can get personal feedback from their families and friends.

For the first stage of our mobile app, we are targeting small and middle level retailers as well as service providers. In stage two, we will target people who have skills and want to provide them privately (Person to Person) generating additional value for consumers. We believe that the concept of allowing the Consumer to have fun, receive special offers and be entertained during their shopping experience is very important. 12 ReTech makes the consumer feel special, important and empowered, allowing them to choose the best offer available right now at the store they are in or at stores in the vicinity.

For an in depth description of each of our technologies and tools included in 12 ReTech Suite, please refer to the Company’s 2017 Annual Form 10-K.

Intellectual Property

The Company has three patents pending covering its Intellectual Property and has patents already owned. This is fully detailed in the Company’s Annual 2017 Form 10-K.

In addition, through the acquisition of E-motion Apparel Inc. the Company acquired the rights to 156 fabric patterns as well as the proprietary process for making the fashion clothing owned and marketed by the Company.

The Company intends to continue its development of its technologies and will continue to apply for patents for future product developments. The Company’s strategy is to protect the technologies with patents in Europe, U.S. and China. Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

QUARTER ENDED March 31, 2018 COMPARED TO THE QUARTER ENDED March 31, 2017

During the quarter ended March 31, 2018, we incurred a net loss of net loss of $870,230 compared to a net loss of $47,126 for the quarter ended March 31, 2017. The increase in our net loss for the quarter ended March 31, 2018 over the comparable period of the prior year is primarily due to the increase in General and administrative (G&A) expenses of $401,316, professional fees of $225,895 and Interest Expense of $147,950 compared to the same period in the prior year.

On June 27, 2017 the Company acquired 12 Hong Kong, Ltd which is accounted for as a reverse merger such that the financials of the Company are those of the acquired entity which as a result of this transaction became the public entity. In addition, the subsidiaries 12 Japan Ltd, 12 Europe A.G. and 12 Retail Corporation were added to the Company during the second half of 2017, and therefore the quarter ended March 31, 2018 includes for the first time the operations of these four subsidiaries.

The largest increase in G&A is the increase in compensation expense due to the addition of employees and management in order to execute the Company’s business plan. In addition, the increase was also attributable to trade show and travel expenses associated with the raising of capital and investor relations during the quarter ended March 31, 2018. Whereas there were no capital raising activities and or investor relations activities during the same period in 2017.

The Company also incurred professional fee expenses primarily from legal and consulting services of $231,629 resulting from the Company being publicly listed. There were no such costs during the prior comparable period of 2017.

Lastly, as a result of the capital raised, the Company incurred interest expense of $147,950 during the quarter ended March 31, 2018 as opposed to zero in the prior comparable period of 2017.

Overall, the Company is expending working capital to further their business plan. This includes the further development, refinement and improvement of their software and its adaptation to various European languages and geography. The Company is also expending working capital on the development of new technology which is designed to further enhance the attractiveness of their offerings to their target customer base.

Liquidity and Capital Resources

The Company has met its current capital requirements primarily through the issuance of debt-equity and preferred stock. Management views the working capital that is raised through debt-equity or preferred equity offerings as being equivalent to raising working capital via common equity subscriptions, but with the added bonus of allowing the common equity value to rise through the passage of time and simultaneous achievement of the Company’s business goals. Any conversion of debt into equity could occur at a higher equity valuation then the Company currently has. The Company has reserved the right to repurchase these debt-equity interests and preferred stock at a predetermined premium should management determine that this is in the best interests of shareholders at an appropriate future point in time.

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of March 31, 2018, the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,716,577. A portion of this working capital deficit has been financed loans from stockholders. As of March 31, 2018, amounts owed to stockholders totaled $694,850. The working capital deficit as of December 31, 2017 was $1,064,961. The increase in working capital deficit when compared to December 31, 2017 was principally due to an increase in notes payable (“debt-equity”) and to a lesser extent, an increase in accounts payable.

The Company has financed our cash flow requirements through the issuance of debt-equity and preferred stock. As the Company expands, we may continue to experience net negative cash flows from operations, pending generation of significant revenues. Additionally, we anticipate obtaining additional financing to fund operations through debt-equity and preferred stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital balances.

Management believes that our microbrand roll-up acquisition strategy if successful would provide significant revenues, potential profits as well as access to traditional bank and asset-based credit lines. In addition, Management believes that existing shareholders, lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due.

As a subsequent event, the Company on April 12, 2018 engaged with Tellson Securities, Inc. (F/K/A 41 North Securities), a licensed investment bank to raise $5 million in additional preferred equity for the Company’s operations and provide the working capital to improve the operations of future acquisitions, once they are transacted. Tellson Securities, Inc. has also indicated it would like to assist the Company to up-list at the appropriate time to a recognized exchange which management believes would make it easier for the Company to raise additional capital at even more attractive rates.

The Company hopes to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional equity or obtain additional debt. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

At March 31, 2018, the Cash and Cash Equivalents balance was $47,085 compared to $100,264 as of December 31, 2017. The primary reason for the decrease is a higher level of investment in product development that was paid out in the three month period ending March 31, 2018.

During the 3 months ended March 31, 2018, current liabilities increased by $636,847 when compared to December 31, 2017. The primary reason for the increase was an increase in notes payable (“debt-equity”) due to unrelated parties, amounts due to stockholders and to a lesser extent, increase in accounts payable.

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

The Company acquired its first microbrand with the acquisition of E-motion Apparel, Inc., on March 12, 2018, however the effective date is May 1, 2018. See our Form 8-K dated April 27, 2018 E-motion Apparel Inc. may contribute as much as $1.4 million in revenue and $300,000 in EBITDA in the first twelve months of operations after acquisition. Management believes that this acquisition proves the viability of our accretive share exchange acquisition model and anticipates the ability to announce future acquisitions throughout 2018 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended March 31, 2018. Our total accumulated deficit as of March 31, 2018 was $3,283,969.

These consolidated financial statements have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized, and liabilities settled in the ordinary course of business. If we are unable to obtain additional financing, we may cease operations and not be able to execute on operating plans. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Elected Mandatory Filer Status

The Company filed Form 8A-12G with the Securities and Exchange Commission on March 16, 2018 and therefore became a mandatory filer with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended March 31, 2018. See Note 3 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of March 31, 2018 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of March 31, 2018, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is presently not party to any legal proceedings.

ITEM 1A. RISK FACTORS

Our investors should consider the risks that could affect us and our business as set forth in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change from the risks that had been set forth in that Report.

Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included in this Quarterly Report on Form 10-Q, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Unregistered Sales of equity AND USE OF PROCEEDS

Our common stock was traded under our former name DEVAGO, INC. on the over-the-counter pink market from December 30, 2014 to June 8, 2017 under the symbol “DVGG”. Effective June 8, 2017 the Company changed its name to 12 ReTech Corporation and effective on or around June 8, 2017 the quotation symbol was changed to “RETC” where our stock traded on OTC MARKET’s over-the-counter pink sheet market. On March 16, 2018, the Company filed Form 8A-12G and became a mandatory filer with the United States Securities and Exchange Commission

On June 22, 2017, the Company effected its 6:1 forward split. On the days immediately following the split, the bid ranged from $250 - $500, but since no shares traded, we took the highest bid during the quarter when shares actually traded.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6 Exhibits

The following documents are included herein:

Number	Description of Exhibit
3.01	Articles of Incorporation filed with the SEC on form S-1 in December 30, 2014

3.01a	Amended and Restated Articles of Incorporation filed with the SEC on form 8-k on June 14, 2017

3.01b	Articles of Amendment filed with the SEC on form 8-k on February 02, 2018

3.01c	Certificate of Designation filed with the SEC on form 8-k on February 02, 2018.

3.02	By-Laws filed with the SEC on form S-1 on December 30, 2014

10.01	Share Exchange Agreement between Devago, Inc. (12 ReTech Corporation) and 12 Hong Kong, Ltd filed on form 8-k on June 7, 2017

10.02	Share Exchange Agreement between 12 ReTech Corporation and 12 Japan, Ltd filed with the SEC on form 8-k on August 02, 2017

10.03	Share Exchange Agreement between 12 Retech Corporation and 12 Europe A.G. and the shareholder of 12 Europe A.G. filed with the SEC on 8-k on October 30, 2017

10.04	Share Exchange Agreement between 12 ReTech Corporation and E-motion Apparel, Inc., (Filed with SEC on form 10-K period end December 31, 2017).

10.05	Stock Purchase Agreement between 12 ReTech Corporation and Geneva Roth Remark Holdings, Inc., as filed with the SEC on 8-k on January 29, 2018

31.1	Certification of Principal Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as emended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: May 14, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: May 14, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chairman, Director, President, Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Director Secretary Treasurer Chief Operating Officer (Principal Accounting Officer) (Principal Financial Officer)

