Form 10-Q
period 2018-06-30
12 Retech Corp
filed 2018-08-20
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2018

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

The number of shares of common stock ($0.00001 par value) outstanding as of August 6, 2018 was 99,472,713.

12 RETECH CORPORATION

FOR THE THREE MONTHS ENDED

JUNE 30, 2018

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$38,297	$100,264
Accounts receivable	3,386	2,884
Prepaid expenses	8,322	1,290
Other current assets	21,451	13,878
Total Current Assets	71,456	118,316

Fixed assets, net	41,159	8,615
Goodwill	274,137	-
Software development	133,240	-
Security deposit	3,935	5,555
TOTAL ASSETS	$523,927	$132,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$682,399	$105,904
Due to stockholders	714,521	669,126
Note payable	149,905	-
Convertible notes payable, net of discounts	886,457	408,247
Total Current Liabilities	2,433,282	1,183,277

Total Liabilities	2,433,282	1,183,277

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 5,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	50	50
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value $1.00 stated value; 266,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	-
Common stock: 1,000,000,000 and 500,000,000 authorized at June 30, 2018 and December 31, 2017, respectively; $0.00001 par value; 93,845,670 and 82,200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	938	822
Additional paid-in capital	3,541,331	1,267,916
Subscription receivable	(320,000)	-
Common stock to be issued, 0 and 487,612 shares at June 30, 2018 and December 31, 2017, respectively	-	92,646
Accumulated other comprehensive income	6,638	1,514
Accumulated deficit	(5,138,315)	(2,413,739)
Total Stockholders’ Deficit	(1,909,355)	(1,050,791)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$523,927	$132,486

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$16,682	$9,018	$25,624	$43,397
Cost of revenue	36	-	36	451
Gross Profit	16,646	9,018	25,588	42,946

Operating Expenses
General and administrative	760,627	70,012	1,234,071	142,140
Professional fees	273,421	3,093	505,050	8,827
Depreciation	1,384	2,908	2,533	6,100
Total Operating Expenses	1,035,432	76,013	1,741,654	157,067

Loss from operations	(1,018,786)	(66,995)	(1,716,066)	(114,121)

Other Expense
Loss on debt extinguishment	(50,000)	-	(75,000)	-
Interest expense	(645,560)	-	(793,510)	-
Net Other Expense	(695,560)	-	(868,510)	-

Net Loss	(1,714,346)	(66,995)	(2,584,576)	(114,121)

Deemed Dividend - Preferred Stock	(140,000)	-	(140,000)	-

Net Loss Available for Common Stockholders	$(1,854,346)	$(66,995)	$(2,724,576)	$(114,121)

Comprehensive Loss: Net Loss	$(1,714,346)	$(66,995)	$(2,584,576)	$(114,121)

Other comprehensive income- foreign currency translation adjustment	$19,778	$6,166	$5,124	$-

Comprehensive Loss	$(1,694,568)	$(60,829)	$(2,579,452)	$(114,121)

Net Loss Per Common Share: Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	86,059,166	50,000,000	84,350,585	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Common	Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription receivable	Stock to be issued	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance - January 1, 2017	-	$-	-	$-	50,000,000	$500	$694,340	$-	$-	$20,119	$(994,984)	$(280,025)

Capital contribution in subsidiary before acquisition	-	-	-	-	-	-	97,752	-	-	-	-	97,752
Recapitalization	5,000,000	50	-	-	28,692,024	287	1,859	-	-	-	-	2,196
Stock issued for acquisition of 12 Japan	500,000	5	-	-	5,000,000	50	(55)	-	-	-	-	-
Common stock issued for acquisition of 12 Europe	-	-	-	-	3,807,976	38	(38)	-	-	-	-	-
Common stock issued for services	-	-	-	-	2,700,000	27	473,973	-	-	-	-	474,000
Cancellation of common stock and preferred stock	(500,000)	(5)	-	-	(8,000,000)	(80)	85	-	-	-	-	-
Common stock to be issued	-	-	-	-	-	-	-	-	92,646	-	-	92,646
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(18,605)	-	(18,605)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,418,755)	(1,418,755)

Balance - March 31, 2018	5,000,000	$50	-	$-	82,200,000	$822	$1,267,916	$-	$92,646	$1,514	$(2,413,739)	$(1,050,791)

Series B Preferred stock issued for cash	-	-	266,000	3	-	-	259,997	-	-	-	-	260,000
Common stock stock issued for cash	-	-	-	-	6,250,000	63	531,187	(320,000)	-	-	-	211,250
Common stock issued for services	-	-	-	-	2,933,332	28	448,726	-	-	-	-	448,754
Common stock issued in conjunction with convertible notes	-	-	-	-	1,462,338	15	179,233	-	(92,646)	-	-	86,602
Common stock issued for acquisition of E-Motion	-	-	-	-	1,000,000	10	79,990	-	-	-	-	80,000
Beneficial Conversion feature	-	-	-	-	-	-	774,282	-	-		-	774,282
Deemed Dividend											(140,000)	(140,000)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	5,124	-	5,124
Net loss	-	-	-	-	-	-	-	-	-	-	(2,584,576)	(2,584,576)

Balance - June 30, 2018	5,000,000	$50	266,000	$3	93,845,670	$938	$3,541,331	$(320,000)	$-	$6,638	$(5,138,315)	$(1,909,354)

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,584,576)	$(47,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,533	3,192
Stock based compensation	448,754	-
Amortization of debt discount	273,595	-
Amortization of beneficial conversion features	516,288	-
Loss on debt extinguishment	75,000	-
Accretion of interest for note payable	1,854	-
Changes in operating assets and liabilities:
Accounts receivable	(502)	(25,600)
Inventory	-	(1,286)
Prepaid expenses	(460)	-
Other current assets	(7,573)	-
Security deposit	1,620	-
Accounts payable and accrued liabilities	439,604	(1,217)
Net Cash Used in Operating Activities	(833,863)	(72,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,412)	(3,116)
Cash received from acquisition	779	-
Software development	(133,240)	-
Net Cash Used in Investing Activities	(134,873)	(3,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to stockholders	62,326	40,766
Repayment of due to stockholders	(16,931)	-
Proceeds from convertible notes payable	418,824	-
Costs of issuances of convertible notes payable	(33,824)	-
Issuance of common stock for cash	211,250	-
Issuance of Series B Preferred stock	266,000	-
Costs of issuances of Series B Preferred stock	(6,000)	-
Net Cash Provided by Financing Activities	901,645	40,766

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,124	348

Net decrease in cash and cash equivalents	(61,967)	(34,039)
Cash and cash equivalents, beginning of period	100,264	56,644
Cash and cash equivalents, end of period	$38,297	$22,605

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock to be issued in current period	$92,646	$-
Common stock issued in conjunction with convertible notes	$86,602	$-
Original issue discount on convertible notes payable	$26,468	$-
Beneficial conversion feature for convertible preferred stock – recognized as a deemed dividend	$140,000	$-
Beneficial conversion features for convertible notes payable	$634,282	$-
Common stock issued for acquisition of E-motion (see Note 3)	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 Retech Corporation	100%	As a holding Company to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	Feb. 2, 2014	June 27, 2017	100%	Development of our technology and sales of our technology applications.

12 Japan Limited (“12JP”)	Japan	Feb. 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications.

12 Europe AG (“12EU”)	Switzerland	Aug. 22, 2013	Oct. 26, 2017	100%	Consultation and sales of technology applications.

E-motion Fashion Brands, Inc.F/K/A Emotion Apparel, Inc, Lexi Luu Designs, Inc, Punkz Gear, Skipjack Dive and Dancewear, Cleo VII	Re-incorpora-ed, in Utah, USA F/K/I in California, USA	Sept. 9, 2010. Reincorpor-ated on July 6, 2018 and changed its name on July 26 , 2018	May 1, 2018	100%	A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisition roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2018, the Company has incurred losses totaling approximately $5.1 million since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities, private placements of common stock and revenues generated from its first mircrobrand acquisition Emotion Fashion Brands, Inc. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. ACQUISITIONS

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, may be made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period would be recorded as income. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of income.

Emotion Fashion Brands, Inc. F/K/A E-motion Apparel, Inc.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a Share Exchange Agreement whereby the Company exchanged 1 million of its common shares for 100% of the equity of EAI in a third-party transaction. The fair value of the 1 million shares of common stock issued amounted to $80,000. EAI owns four wholly-owned and majority –owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear and E-motion Apparel, Inc.

On July 6, 2018, the Company re-incorporated EAI. in the state of Utah, USA and later re-named as Emotion Fashion Brands, Inc. and does business under the brand name, “Emotion Fashions.” Going forward, the Company will operate all brands under the single entity, Emotion Fashion Brands.

Emotion Fashion Brands was founded in 2010 and designs and manufactures women’s apparel and kids dancewear.

The acquisition of Emotion Fashion Brands, Inc. was accounted for under ASC 805. The following table summarizes the final allocation of assets acquired and liabilities assumed as of the Acquisition Date at estimated fair value.

Fair value below:

As of May 1, 2018, the assets and net liabilities acquired were as follows:

Cash	$779
Assets (except cash)	39,237
Goodwill	274,137
Liabilities	(234,153)
Net assets acquired	$80,000

The fair values of the net assets acquired were determined using the market approach, which indicates value for a subject asset based on available market pricing for comparable assets. The fair value of the fixed assets of $32,665 has been determined by a third-party valuation firm and is valued at its estimated liquidation price. The fair value of the debt has been determined using an appropriately required yield and comparing against the stated interest rate on the debt.

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill.

The fixed assets are being depreciated over their estimated useful lives of 5 years. Goodwill recorded will not be amortized, but tested for impairment at least annually.

The Company assumed the liabilities of the Emotion Fashion Brands, which included a disputed $250,000 note that bears a 2% annual interest rate. The fair market value of the note of $148,051 has been determined as the present value of the expected cash flow from the note assuming a market rate of interest.

Emotion Fashion Brands’ results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on May 1, 2018. Emotion Fashion Brands contributed revenues of $7,255 and a net loss of $28,357 from the date of acquisition through June 30, 2018.

Revenues for Emotion Fashion Brands were lower because the company was dormant most of 2017 and first quarter of the 2018. This was partly due to the fact that the company moved operations from Los Angeles, CA to Salt Lake City Utah. In additional the company was re-branded and is gearing for its re-launch that began in June 2018.

The below table sets forth selected unaudited pro forma financial information for the Company as if Emotion Fashion Brands was owned for the entire three and six months ended June 30, 2018 and 2017.

	Pro forma
	Six Months Ended
	June 30,
	2018	2017
Revenues	$31,981	$57,205
Cost of revenues	36	107,042
Gross profit (Loss)	31,945	(49,837)

Operating expenses	1,767,045	188,629
Operating loss	(1,735,100)	(238,466)

Other income (expense)	(860,671)	573,126

Net Income (Loss)	$(2,595,771)	$334,660

	Pro forma
	Three Months Ended
	June 30,
	2018	2017
Revenues	$23,039	$22,432
Cost of revenues	36	106,486
Gross profit (loss)	23,003	(84,054)

Operating expenses	1,058,452	101,021
Operating loss	(1,035,449)	(185,075)

Other income (expense)	(687,721)	573,126

Net Income (Loss)	$(1,723,170)	$388,051

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the EAI acquisition had occurred on January 1, 2017. The unaudited supplemental pro forma financial information was calculated by combining the Company’s results with the stand-alone results of EAI for the identified periods, which were adjusted for certain transactions and other costs that would have been occurred during this pre-acquisition period.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail and Emotion Fashion Brands which includes E-motion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. All inter-company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Software Development Costs

At June 30, 2018 and December 31, 2017, software development costs totaled $133,240 and $0, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for sale. The Company will amortize the software costs on a straight-line basis over the estimated life of the software product’s expected life cycle, commencing when the software is first available for general release to customers.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $274,137 at June 30, 2018 relates to the acquisitions of Emotion Fashion Brands. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has determined that there has been no impairment of goodwill at June 30, 2018.

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

Beneficial Conversion Feature

If a conversion feature of convertible debt or preferred stock provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).

A BCF related to debt is recorded by the Company as a debt discount. In those circumstances, the convertible debt is recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

A BCF related to preferred stock is recorded by the Company as a discount to preferred stock. In those circumstances, the convertible preferred stock is recorded net of the discount related to the BCF. The Company records the amortization of the BCF as a deemed dividend.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the six and three months ended June 30, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of Series A Preferred Stock and Series B Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities, due to stockholders and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017

Office equipment	$7,622	$7,371
Furniture and equipment	607	607
Computer	14,077	12,998
Technical equipment	23,435	23,435
Truck	6,115	-
Machinery	35,994	-
	87,850	44,411
Less: accumulated depreciation	(46,691)	(35,796)
Equipment	$41,159	$8,615

Depreciation expense for the three months ended June 30, 2018 and 2017 amount to $1,384 and $2,908, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 amounted to $2,533 and $6,100, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017

Accounts payable	$323,886	$30,625
Accrued expenses	297,520	66,931
Accrued interest	60,993	8,348
	$682,399	$105,904

NOTE 7 - STOCKHOLDER TRANSACTIONS

Due to stockholders at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Daniel Monteverde	$9,652	$8,214
Angelo Ponzetta	547,140	500,798
Gianni Ponzetta	157,729	160,114
	$714,521	$669,126

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000 ($62,946 at June 30, 2018 and $61,584 at December 31, 2017) to the Company, which is included in the June 30, 2018 and December 31, 2017 totals. The promissory note is unsecured, bears interest at 1% per annum and is due December 31, 2019.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

During the six months ended June 30, 2018 and 2017, total advances and expenses paid directly by stockholders on behalf of the Company were $62,326 and $40,766, respectively, and the Company repaid $16,931 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2018 and December 31, 2017 which consists of the following:

	June 30, 2018	December 31, 2017
Dated September 15, 2017	$462,500	$387,500
Dated December 8, 2017	185,292	92,646
Dated December 12, 2017	185,292	92,646
Dated March 15, 2018	100,000	-
Dated April 27, 2018	100,000	-
Dated May 17, 2018	60,000	-
Total convertible notes payable	1,093,084	572,792

Less: Unamortized debt discount	(88,633)	(164,545)
Less: Unamortized debt discount related beneficial stock conversion	(117,994)	-
Total convertible notes	886,457	408,247

Less: current portion of convertible notes	886,457	408,247
Long-term convertible notes	$-	$-

For the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $641,933 and $0 respectively, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features.

For the six months ended June 30, 2018 and 2017, the company recognized interest expense of $789,883 and $0 respectively, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features.

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

An initial promissory note of $200,000 was issued on September 15, 2017 and the Company received cash of $150,000 and recognized OID of $40,000 and financing cost of $10,000 as debt discount and BCF of $133,333 as debt discounts.

On November 14, 2017, the Company issued an additional promissory note of $187,500 and received cash of $150,000 and recognized OID of $37,500 and a BCF of $125,000 as debt discounts.

On March 30, 2018, the Company entered into an amendment of this note as it was originally due March 15, 2018, which indicates that a $200,000 tranche is now eligible for conversion at a discount to market. The Company agreed to pay $25,000 to SBI for each 30-day extension as consideration. The extension amount is automatically added to the face value of the note after each 30-day period. SBI has agreed to a minimum of a 3-month extension under these same terms. The Company determined this amendment was a debt extinguishment and recognized a total of $50,000 and $75,000 as a loss on debt extinguishment for the three and six months ended June 30, 2018. For the additional $75,000 of principal added to the balance of the note, an additional BCF of $50,000 was recorded as debt discount.

As of June 30, 2018, the Company has determined that there is no reset for the conversion terms of the note. On July 12, 2018, SBI converted $19,990 of this note for 510,204 shares of common stock.

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

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $28,667 as debt discount. The one-time interest charge of 9% of the principal amount of the note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 10, 2018, LG funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $61,764 as debt discounts. The one-time interest charge of 9% of principal amount of the note was due on February 1, 2018.

As of June 30, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

On July 12, 2018, LG converted $6,289 of the note for 127,056 shares of common stock and on July 24, 2018, LG converted $6,289 of the note for 239,592 shares of common stock.

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

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $28,667 as debt discounts. The one-time interest charge of 9% of the amount of the Note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 11, 2018, Cerberus funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $61,764 as debt discounts. The one-time interest charge of 9% of the principal amount of the note was due on February 1, 2018.

As of June 30, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

On July, 24, 2018, Cerberus converted $ 4,533 of the note for 100,740 shares of common stock.

March 15, 2018 Note

On March 14, 2018, the Company entered into a into the promissory note agreement with Eagle Equities, LLC (“Eagle”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayments terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Eagle Equities, LLC shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 and a BCF of $33,333 as debt discounts. The Company issued to Eagle Equities, LLC 137,363 shares of common stock with a value equal to $12,500. The Company recorded $12,500 as debt discount for the issuance of the common shares. Eagle Equities has LLC has not yet funded the back end note for the remaining $50,000 at this time.

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

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 and a BCF of $33,333 as debt discounts. The Company issued to Adar Bays Capital 137,363 shares of our common stock with a value equal to $12,500. The Company recorded $12,500 as debt discount for the issuance of the common shares. Adar Bays Capital, LLC has not yet funded the back end note for the remaining $50,000 at this time.

April 27, 2018 Note

On April 27, 2018 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) whereby the Company issued to a 9% Convertible Note (“Note”) to Auctus n the principal amount of $100,000 and a maturity date of January 25, 2019. The conversion price of the Note is $0.05 per share, provided, however, that on or after the earlier of an event of default or 181 days after issuance date, the conversion price shall equal the lesser of (i) $0.05 per share, (ii) the lowest trading price during the previous twenty days ending on the last trading day prior to the date of the note, and (iii) 60% of the lowest trading price of the Common stock for the twenty prior trading days prior to the conversion date. Auctus can convert the Note, at any time, after issuance until the maturity date or the date payment of the default amount. All the terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect.

The note of $100,000 was issued on April 27, 2018. The Company received cash of $90,000 and recognized financing cost of $10,000 and a BCF of $28,400 as debt discounts. In addition, the Company issued to Auctus 700,000 shares of our common stock with a value equal to $61,600 as a commitment/collateral fee. The Company recorded $61,600 as debt discount for the issuance of the common shares.

May 15, 2018 Note

On May 15, 2018 the Company entered into 2018 the Company entered into a Securities Purchase Agreement with Bellridge Capital, LP (“Bellridge”) whereby the Company issued to a 10% Convertible Note (“Note”) to Bellridge in the principal amount of $60,000 and a maturity date of May 15, 2019. The conversion price of the Note is the lower of $0.08 per share or 60% of the lowest trading price during the previous twelve days ending on the last trading prior to the date of the delivery of the notice of conversion. Bellridge can convert the Note at any time after issuance until the maturity date or the date payment of the default amount. The note may be redeemed by the Company at rates ranging from 120% to 150% depending on the redemption date. The conversion price will be reduced to equal the effective price per share of any common stock or common stock equivalent issuances while the note or any amounts accrued remain outstanding.

The note of $60,000 was issued on May 15, 2018. The Company received cash of $50,000 and recognized financing cost of $10,000 and a BCF of $50,000 as debt discounts.

As of June 30, 2018, as a result of the reset features of the note the conversion price is assumed to be $0.01 due to a stock issuance at that price.

NOTE 9 – NOTE PAYBLE

On May 1, 2018, 12 ReTech acquired Emotion Fashion Brands, Inc. As part of the acquisition, Emotion Fashion Brands was obligated under a note payable to a third party in the amount of $250,000, maturing in July 2027 and bearing a 2% interest rate. The note calls for monthly payments to be made to the third party equal to ten percent (10%) of the gross sales of the Company until paid in full, including accrued interest. When the note was acquired, the Company recorded the note at its fair market value of $148,051. The note discount is being amortized to interest expense through maturity. Debt discount amortized amounted to $1,854 for both the three and six months ended June 30, 2018.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the six months ended June 30, 2018

As of June 30, 2018, and December 31, 2017, 5,000,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

During the six months ended June 30, 2018, the Company issued Series B Preferred Stock as follows,

●

On January 31, 2018, the Company sold 203,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“Geneva”) in exchange for $203,000 before fees. The Company recognized a BCF of $107,692 as a deemed dividend.

●	On March 20, 2018, Geneva agreed to purchase an additional 63,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018. The Company recognized a BCF of $32,308 as a deemed dividend.

As of June 30, 2018 and December 31, 2017, 266,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

As a subsequent event on, on July 31, 2018 Geneva converted 15,000 shares of Series B preferred shares to 732,783 shares of common stock and on August 14, converted an addition 15,000 shares of Series B preferred shares for 1,500,708.

Series C Preferred Stock

There were no issuances of the Series C Preferred Stock during the six months ended June 30, 2018.

On August 6, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018. The Series C Preferred Shares has no equity value, no preference in liquidation and is not convertible into common shares, but authorizes the holder to vote one billion votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. The Board believes Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred stock are Blank Check Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock. On July 13, 2018, the Company filed an amended certificate of designations increasing the authorized Series D preferred shares from 1 million to 10 million, as a reallocation of the 50 million Preferred Shares authorized. All of these 10 million Series D preferred shares are part of the 50 million authorized preferred shares. On July 5, 2018 the Company filed a certificate of designation to create a subset of the Series D Preferred Stock designated Series D-1 (see below)

Series D-1 Preferred Stock, on July 2, 2018, the Company entered in to Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”) and as a part of that Agreement the Company created a subset series D-1 preferred stock from the authorized series D preferred shares having special rights and privileges as follows:

The total number of shares of Series D-1 Preferred Stock issued was 311,250 shares, with a par value of $0.0001 per share and a stated value of $2.00 per share (the “Stated Value”). The Series D-1 Preferred Stock as a whole, of which Series D-1 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Company.

The Series D-1 Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s Common Stock, (b) junior with respect to dividends and right of liquidation with the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. Until twelve months following the issuance of the shares, without the prior written consent of 100% of the holders of the outstanding shares of Series D-1 Preferred Stock, the Company may not issue any Preferred Stock that is senior to the Series D-1 Preferred Stock in right of dividends and liquidation. Without the prior written consent of 100% of the holders of the outstanding shares of Series D-1 Preferred Stock, the Company may not issue or incur any indebtedness or other obligation to pay month that is convertible into or exchangeable for shares of Common Stock (or into or for any other security that is convertible into or exchangeable for shares of Common Stock).

Upon any liquidation, dissolution or winding-down of the Company, the holders of the shares of Series D-1 Preferred Stock shall be paid in cash, before any payment shall be paid to the holders of Common Stock, or any other Junior Securities, an amount for each share of Series D-1 Preferred Stock held by such holder equal to 140% of the Stated Value thereof plus any dividends accrued but unpaid thereon.

Each share of Series D-1 Preferred Stock together with accrued but unpaid dividends thereon shall be convertible at the option of the holder thereof, in whole or in part, at any time, without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value per share being converted plus accrued and unpaid dividends thereon by the Series D-1 Conversion Price in effect at the time of conversion. The “Series D-1 Conversion Price” per share of Common Stock shall be the lowest traded price of the Common Stock during the thirty (30) trading day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided therein).

Series D-1 Preferred Stock shall be non-voting except on certain major corporate actions or as required by law. In the event of such a right to vote, each holder of Series D-1 Preferred Stock shall have the right to the number of votes equal to the number of Conversion Shares then issuable upon conversion of the Series D-1 Preferred Stock held by such holder.

Before any dividends shall be paid or set aside for payment on any Junior Security of the Company, each holder of the Series D-1 Preferred Stock shall be entitled to receive dividends, in the manner provided herein, payable on the Stated Value of the Series D-1 Preferred Stock at a rate of 8% per annum, which shall be cumulative and be due and payable in shares of Common Stock on the Conversion Date. Such dividends shall accrue from the date of issue of each share of Series D-1 Preferred Stock, whether or not declared.

Shares of the Series D-1 Preferred Stock shall be redeemable, in whole or in part, at the option of the Company, by resolution of its Board of Directors, in cash, at any time during the initial 60 calendar day period after the issuance of the respective Series D-1 Preferred Stock, subject to the Redemption Notice requirements below, at a price per share equal to 125% of the Stated Value plus the amount of accrued but unpaid dividends thereon, provided, however, that 125% shall be replaced with 140% if the Company exercises its option to redeem the Series D-1 Preferred Stock after the initial 60 calendar day period.

As of July 20, 2018 with the execution of the Oasis Agreement, the Company issued 311,250 shares of Preferred Series D-1 shares. See terms of this agreement are detailed in subsequent events Footnote 13.

There were no other issuances of the Series D or Series D-1 Preferred Stock during the six months ended June 30, 2018.

No shares of Series D Preferred Stock were issued and outstanding as of June 30, 2018. As of August 7, 2018, there were 311,250 shares of Series D Preferred Stock outstanding all, of which are the series D-1 preferred shares.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.00001.

Common stock issued for the six months ended June 30, 2018 was as follows:

As described above, the Company issued 1,000,000 shares for the acquisition of EAI.

The Company issued 3,125,000 shares to a stakeholder for total proceeds of $500,000. The Company received $100,000 at issuance and is to receive $400,000 in payments from June 2018 through October 2018. At June 30, 2018, the Company was owed $320,000 and such amount is reflected as a subscription receivable in stockholders’ deficit on the consolidated balance sheet.

In June 2018, the same stakeholder as described above, who joined the advisory board in June 2018, purchased an additional 3,125,000 shares at a discounted price of $0.01 per share. As a result of the discount, the Company recognized stock compensation of $218,750 for both the three and six months ended June 30, 2018.

As discussed above, the Company issued 1,462,338 shares with the convertible debt.

The Company issued 2,933,332 shares to various consultants and recognized stock compensation expense of $230,004 for both the three and six months ended June 30, 2018.

As of June 30, 2018, and December 31, 2017, 93,845,670 and 82,200,000 shares of common stock were issued and outstanding, respectively.

NOTE 11 - SEGMENTS

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

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2018 and 2017.

3 months ended June 30, 2018

	North America	Asia	Europe	Total
Revenue	$7,254	$9,390	$38	$16,682
Cost of revenues	$-	$-	$36	$36
Operating expense	$823,449	$133,138	$77,461	$1,034,048
Depreciation	$-	$1,267	$117	$1,384
Operating loss	$(816,195)	$(125,015)	$(77,576)	$(1,018,786)
Interest expense	$(643,787)	$(1,773)	$-	$(645,560)
Other Expense	(50,000)	$-	$-	$(50,000)
Deemed Dividend	$(140,000)	$-	$-	$(140,000)
Net loss available to common stockholders	$(1,649,982)	$(126,788)	$(77,576)	$(1,854,346)

3 months ended June 30, 2017

	North America	Asia	Europe	Total
Revenue	$-	$9,018	$-	$9,018
Cost of revenues	$-	$0	$-	$0
Operating expense	$-	$73,098	$8	$73,106
Depreciation	$-	$2,908	$-	$2,908
Operating loss	$-	$(66,988)	$(8)	$(66,996)
Interest expense	$-	$-	$-	$-
Other Expense	-	$-	$-	$-
Net loss available to common stockholders	$-	$(66,988)	$(8)	$(66,996)

6 months ended June 30, 2018

June 30, 2018	North America	Asia		Europe		Total
Revenue	$7,254		$18,332		$38	$25,624
Cost of revenues	$-		$-		$36	$36
Operating expense	$1,274,021		$319,091		$146,009	$1,739,121
Depreciation	$-		$2,290		$243	$2,533
Operating loss	$(1,266,767)		$(303,049)		$(146,250)	$(1,716,066)
Interest expense	$(791,737)		$(1,773)		$-	$(793,510)
Other Expense	(75,000)		$-		$-	$(75,000)
Deemed Dividend	$(140,000)	$		$		$(140,000)
Net loss available to common stockholders	$(2,273,504)		$(304,822)		$(146,250)	$(2,724,576)

6 months ended June 30, 2017

June 30, 2017	North America	Asia	Europe	Total
Revenue	$-	$43,397	$-	$43,397
Cost of revenues	$-	$451	$-	$451
Operating expense	$-	$150,788	$179	$150,967
Depreciation	$-	$6,100	$-	$6,100
Operating loss	$-	$(113,942)	$(179)	$(114,121)
Interest expense	$-	$-	$-	$-
Net loss available to common stockholders	$-	$(113,942)	$(179)	$(114,121)

The following table shows assets information by geographic segment at June 30, 2018 and December 31, 2017.

June 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$32,465	$7,724	$970	$41,159
Total assets	$354,602	$166,086	$3,239	$523,927

December 31, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,383	$1,232	$8,615
Total assets	$20,394	$84,206	$27,886	$132,486

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2018 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events.” The Company determined that it does have a material subsequent events to disclose as follows:

Subsequent Events:

On July 2, 2018, the Company reserved of 20,000,000 shares of our common stock to Oasis Capital under the Equity Purchase Agreement. In connection with the Equity Purchase Agreement, Oasis Capital was issued 311,250 shares of the Company’s Series D-1 Preferred Stock which is convertible, at the option of Oasis Capital, into shares of our common stock, subject to a beneficial ownership limitation of 4.99% of the then outstanding shares of common stock. Other than the Commitment Shares, the amount and percentage of shares of our common stock that will be beneficially owned by the selling stockholder after completion of the offering assume that they will sell all shares of our common stock being offered pursuant to this prospectus.

On July 13, 2018 the Company increased its authorized Series D Preferred Stock from one million to ten million (10,000,000) authorized shares of stock from the 50 million total authorized preferred shares. These shares are designated as “Blank Check Preferred” allowing the Board of Directors to set the rights privileges and voting as determined by the Board of Directors as well as dividing this Series into other series as the need may arise.

On July 2, 2018, the Board designated three hundred eleven thousand two hundred fifty (311,250) Series D-1 Preferred Shares of which all are currently issued and outstanding and designated and issued as part of the Oasis agreement. The Company filed an amended certificate of designations increasing the authorized Series D preferred shares from 1 million to 10 million. All of these 10 million series D preferred shares are part of the 50 million authorized preferred shares. On July 2, 2018, the company filed a certificate of designation to create a subset of the Series D Preferred Stock designated Series D-1 (see below)

Series D-1 Preferred Stock. As a subsequent event on July 2, 2018 The Company entered in to Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”) and as a part of that Agreement the Company created a subset series D-1 preferred stock from the authorized series D preferred shares having special rights and privileges

The total number of shares of Series D-1 Preferred Stock this Company is authorized to issue 311,250 shares, with a par value of $0.0001 per share and a stated value of $2.00 per share (the “Stated Value”). The Series D Preferred Stock as a whole, of which Series D-1 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Company.

The Series D-1 Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s Common Stock, (b) junior with respect to dividends and right of liquidation with the Company’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. Without the prior written consent of Holders holding a majority of the outstanding shares of Series D-1 Preferred Stock, the Company may not issue any Preferred Stock that is senior to the Series D-1 Preferred Stock in right of dividends and liquidation. Until twelve months following the issuance of the shares, without the prior written consent of 100% of the holders of the outstanding shares of Series D-1 Preferred Stock, the Company may not issue any Preferred Stock that is senior to the Series D-1 Preferred Stock in right of dividends and liquidation. Without the prior written consent of 100% of the holders of the outstanding shares of Series D-1 Preferred Stock, the Company may not issue or incur any indebtedness or other obligation to pay month that is convertible into or exchangeable for shares of Common Stock (or into or for any other security that is convertible into or exchangeable for shares of Common Stock).

Upon any liquidation, dissolution or winding-down of the Company, the holders of the shares of Series D-1 Preferred Stock shall be paid in cash, before any payment shall be paid to the holders of Common Stock, or any other Junior Securities, an amount for each share of Series D-1 Preferred Stock held by such holder equal to 140% of the Stated Value thereof plus any dividends accrued but unpaid thereon.

Each share of Series D-1 Preferred Stock together with accrued but unpaid dividends thereon shall be convertible at the option of the holder thereof, in whole or in part, at any time, without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value per share being converted plus accrued and unpaid dividends thereon by the Series D-1 Conversion Price in effect at the time of conversion. The “Series D-1 Conversion Price” per share of Common Stock shall be the lowest traded price of the Common Stock during the thirty (30) trading day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the Conversion Date or (ii) the Conversion Date (subject to adjustment as provided therein).

Series D-1 Preferred Stock shall be non-voting except on certain major corporate actions or as required by law. In the event of such a right to vote, each holder of Series D-1 Preferred Stock shall have the right to the number of votes equal to the number of Conversion Shares then issuable upon conversion of the Series D-1 Preferred Stock held by such holder.

Before any dividends shall be paid or set aside for payment on any Junior Security of the Company, each holder of the Series D-1 Preferred Stock shall be entitled to receive dividends, in the manner provided herein, payable on the Stated Value of the Series D-1 Preferred Stock at a rate of 8% per annum, which shall be cumulative and be due and payable in shares of Common Stock on the Conversion Date. Such dividends shall accrue from the date of issue of each share of Series D-1 Preferred Stock, whether or not declared.

Shares of the Series D-1 Preferred Stock shall be redeemable, in whole or in part, at the option of the Company, by resolution of its Board of Directors, in cash, at any time during the initial 60 calendar day period after the issuance of the respective Series D-1 Preferred Stock, subject to the Redemption Notice requirements below, at a price per share equal to 125% of the Stated Value plus the amount of accrued but unpaid dividends thereon, provided, however, that 125% shall be replaced with 140% if the Company exercises its option to redeem the Series D-1 Preferred Stock after the initial 60 calendar day period.

On August 6, 2018, the Board of Directors of 12 ReTech corporation issuanced one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018. The series C Preferred Shares has no equity value, no preference in liquidation and is not convertible into common shares, but authorizes the holder to vote one billion votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. The Board believes Company maintains a consistent vision going forward that can only be achieved if the founder’s vision is maintained. This vision is the same vision that all current shareholders bought into which, as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outside person or group can gain voting control from the founder as the Company.

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

-Emotion Fashion Brands, Inc. F/K/A E-motion Apparel, Inc. (“EAI”) which includes E-motion Apparel Inc., Lexi Luu Designs, Inc, Punkz Gear and Skipjack Dive and Dancewear. On March 12, 2018, The Company entered into an agreement to acquire 100% of the equity in EAI., a California corporation which became effective May 1, 2018, though the 12 Retail subsidiary, pursuant to a Share Exchange Agreement which itself owns five microbrands that target specific niche markets: E-motion Apparel, Inc., Lexi-Luu Dancewear Inc., Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many quantities of small production runs of garments, keeping online sales channels fresh. On July 26, 2018 EAI was reincorporated in Utah. EAI changed its name to Emotion Fashion Brands, Inc See Form 8–K dated March 15, 2018 & April 27, 2018.

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

Management formed 12 Retail Corporation in Arizona, U.S.A to acquire microbrands and manage its microbrand strategy. The Company succeeded with its first acquisition of E-motion Apparel, Inc. on March 12, 2018 (“EAI”), a California corporation founded in 2011, which itself owns five microbrands that target specific niche markets: E-motion Apparel, Inc. Lexi-Luu Dancewear Inc., Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company is now located in Salt Lake City, Utah to take advantage of a “pro-business” environment that features a well-educated and eager to work employee market, and operates its own production facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to produce many small production runs of garments that can keep online sales channels fresh, as well as speeding up the design and creation of samples such that large scale off-shore production can be implemented more rapidly. However, the effective date of the acquisition of E-motion Apparel is May 1st, 2018. See Form 8-K dated March 15, 2018 & April 27, 2018.

As already mentioned in the Company’s 2017 Form 10-K, the Company has targeted a number of other potential acquisitions and has executed of three Letters of Intent (“LOI”) to acquire: Colorado Trading and Clothing Company d/b/a Active Fashion Group, (“AFG”) The J. Peterman Company, LLC (“JPC”) , and Krazy Larry, Inc. (“KL”) The Company is in the process of performing due diligence and finalizing negotiations. If acquisitions are completed, they would add an additional $45 million in annual revenue. In addition, the Company expects to similarly benefit from the synergies between the other microbrands and the Company’s proprietary technologies.

The Company’s three micro-brand acquisition strategy was designed to take place in sequence with AFG being the first acquisition and with the financial lines of credit available to AFG then acquire JPC and KL. In a subsequent event in July 2018 the Seller of AFG, after reaching terms with the Company, and after suffering a long illness, unexpectedly passed away on or about July 5th, 2018. The Company has been informed that the AFG stock was immediately placed in trust as had been previously arranged by the Seller and the AFG Trustees have indicted a willingness to complete a transaction with the Company. The timing and, details of the final transaction with AFG, should there be one unclear at this time. Management is working closely with AFG representatives to reach a final transaction which has been delayed due to the complications cause by the Sellers untimely death. This situation with AFG has delayed the possible completion of the follow acquisitions (JPC & KL) but the Company is now working with other sources of capital that would allow it so provide the required post acquisition capital needed by the Follow On Acquisitions in case AFG does not close or is further significantly delayed.

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

QUARTER ENDED JUNE 30, 2018 COMPARED TO THE QUARTER ENDED JUNE 30, 2017

During the quarter ended June 30, 2018, we incurred of net loss of $1,714,346 compared to a net loss of $66,995 for the quarter ended June 30, 2017. The increase in our net loss for the quarter ended June 30, 2018 over the comparable period of the prior year is primarily due to the interest expense incurred, which includes the amortization of debt discounts and beneficial conversion features (“BCF) on our convertible debt. This BCF represented a $516,288 increase in Interest Expense during the quarter ended June 30, 2018 as opposed to zero during the same period ended in 2017. The Company also experienced an increase in general and administrative (G&A) expenses of $690,615 and professional fees of $270,327 compared to the same period in the prior year.

On June 27, 2017 the Company acquired 12 Hong Kong, Ltd which is accounted for as a reverse merger such that the financials of the Company are those of the acquired entity which as a result of this transaction became the public entity. In addition, the subsidiaries 12 Japan Ltd, 12 Europe A.G. and 12 Retail Corporation were added to the Company during the second half of 2017, and therefore the quarter ended June 30, 2018 includes for the first time the operations of these four subsidiaries.

The largest increase in G&A is the increase in compensation expense due to the addition of employees and management in order to execute the Company’s business plan. In addition, the increase was also attributable to trade show and travel expenses associated with the raising of capital and investor relations during the quarter ended June 30, 2018. Whereas there were no capital raising activities and or investor relations activities during the same period in 2017.

The Company also incurred professional fee expenses primarily from legal and consulting services of $273,421 resulting from the Company being publicly listed. There were no such costs during the prior comparable period of 2017.

Lastly, as a result of the debt raised, the Company incurred interest expense of $645,560 during the quarter ended June 30, 2018 as opposed to zero in the prior comparable period of 2017.

Dominic D’Alleva, joined the advisory board in June 2018. In conjunction with his advisory board position, 12 ReTech issued 3,125,000 shares in June, 2018. From 1995 to present time, Mr. D’Alleva has been a principal with D and D Realty Company, LLC, a privately owned New York based New York limited liability company involved in the acquisition and financing of real estate. From 1986 to 1995, he was engaged in residential New York City real estate for his own account and as general counsel to various real estate acquisition firms. From December, 2014 to October 2016, Mr. D’Alleva was Chairman of the Board of Warren Resources, Inc. a publicly traded energy company which was reorganized in 2016. From 1983 to 1985, he served as Executive Vice President, Director and General Counsel of Swanton Corporation which engaged in energy, retail and financial services businesses. From 1980 to 1983, he was Associate Counsel for Damson Oil Corporation. From 1977 to 1980, he was an associate with Simpson, Thatcher & Bartlett specializing in securities and corporate law. Mr. D’Alleva received a Bachelor of Arts degree Summa Cum Laude from Fordham University in 1974 and earned his Juris Doctor degree with honors from Yale University in 1977.

Mr. D’Alleva will be a good fit with 12 ReTech with his background in retail operations, real estate and corporate governance. As 12 ReTech will be looking to establish brick & mortar operations for their 12 Retail operations, his contacts in the New York City retail and real estate industries will prove to be constructive.

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

SIX MONTH ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTH ENDED JUNE 30, 2017

During the six months ended June 30, 2018, we incurred a net loss of net loss of $2,584,576 compared to a net loss of $114,121 for the six months ended June 30, 2017. The increase in our net loss for the six months ended June 30, 2018 over the comparable period of the prior year is primarily due to the interest expense incurred, which includes the amortization of debt discounts and beneficial conversion features (“BCF”) on our convertible debt. This BCF represented a $516,288 increase in interest expense during the six months ended June 30, 2018 as opposed to zero during the same period ended in 2017. The Company also experienced an increase in general and administrative (G&A) expenses of $1,091,931, professional fees of $496,223 compared to the same period in the prior year.

On June 27, 2017 the Company acquired 12 Hong Kong, Ltd which is accounted for as a reverse merger such that the financials of the Company are those of the acquired entity which as a result of this transaction became the public entity. In addition, the subsidiaries 12 Japan Ltd, 12 Europe A.G. and 12 Retail Corporation were added to the Company during the second half of 2017, and therefore for six months ended June 30, 2018 includes for the first time the operations of these four subsidiaries.

The largest increase in G&A is the increase in compensation expense due to the addition of employees and management in order to execute the Company’s business plan. In addition, the increase was also attributable to trade show and travel expenses associated with the raising of capital and investor relations during the six months ended June 30, 2018. Whereas there were no capital raising activities and or investor relations activities during the same period in 2017.

The Company also incurred professional fee expenses primarily from legal and consulting services of $505,050 resulting from the Company being publicly listed. There were no such costs during the prior comparable period of 2017.

Lastly, as a result of the debt raised, the Company incurred interest expense of $793,510 during the six months ended June 30, 2018 as opposed to zero in the prior comparable period of 2017.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of June 30, 2018, the Company had a deficit in working capital (current liabilities in excess of current assets) of $2,361,826. A portion of this working capital deficit has been financed loans from stockholders. As of June 30, 2018, amounts owed to stockholders totaled $714,521. The working capital deficit as of December 31, 2017 was $1,064,961. The increase in working capital deficit when compared to December 31, 2017 was principally due to an increase in notes payable (“debt-equity”) and to a lesser extent, an increase in accounts payable.

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

On April 12, 2018 engaged with Tellson Securities, Inc. (F/K/A 41 North Securities), a licensed investment bank to raise $5 million in additional preferred equity for the Company’s operations and provide the working capital to improve the operations of future acquisitions, once they are transacted. Tellson Securities, Inc. has also indicated it would like to assist the Company to up-list at the appropriate time to a recognized exchange which management believes would make it easier for the Company to raise additional capital at even more attractive rates. Tellson Securities, Inc. was also hired to, at the appropriate time, to assist the Company for up-listings to a recognized exchange like the NASDAQ Market.

On June 15, 2018, the Company engaged BMA Securities, LLC (BMA), to provide advisory and investment banking services on a non-exclusive basis for 180 days for initial term. BMA will familiarize itself with the business and conduct exploration of strategic alternatives that may lead to a possible transaction such as a minority in the company or a sale, merger, joint venture otherwise, whether effected in a single transactions or a series of related transactions, BMA will assist in arranging for and obtaining bridge financing. The company shall pay BMA securities via one of 4 possible payment options, including equity financing fee, debt financing fee, credit facility financing fee or a business combination fee.

As a subsequent event, the Company entered in an Equity Purchase Agreement with Oasis Capital on July 2, 2018, to provide longer term capital to the Company. As part of that agreement we reserved of 20,000,000 shares of our common stock to Oasis Capital. Oasis Capital was also issued 311,250 shares of the Company’s Series D-1 Preferred Stock which is convertible, at the option of Oasis Capital, into shares of our common stock, subject to a beneficial ownership limitation of 4.99% of the then outstanding shares of common stock. The Company filed an S-1 Registration Statement on July 2, 2018 for this Investor which is currently under review with the SEC. Other than the Commitment Shares, the amount and percentage of shares of our common stock that will be beneficially owned by the selling stockholder after completion of the offering assume that they will sell all shares of our common stock being offered pursuant to this prospectus.

The Company hopes to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional equity or obtain additional debt. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

At June 30, 2018, the Cash and Cash Equivalents balance was $38,297 compared to $100,264 as of December 31, 2017. The primary reason for the decrease is a higher level of investment in product development that was paid out in the six month period ending June 30, 2018.

During the six months ended June 30, 2018, current liabilities increased by $1,250,005 when compared to December 31, 2017. The primary reasons for the increase was an increase in notes payable (“debt-equity”) due liabilities that became obligation of the Company with the acquisition E-motion Apparel, Inc., amounts due to unrelated parties, and amounts due to stockholders. In addition, the Company also incurred interest expense associated with Beneficial Conversion Feature of $516,288.

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

The Company acquired its first microbrand with the acquisition of Emotion Fashion Brands, Inc. F/K/A E-motion Apparel, Inc., on March 12, 2018, however the effective date is May 1, 2018. See our Form 8-K dated April 27, 2018 EAI. will contribute to the revenue and increase the EBITDA in the first twelve months of operations after acquisition. Management believes that this acquisition proves the viability of our accretive share exchange acquisition model and anticipates the ability to announce future acquisitions throughout 2018 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended June 30, 2018. Our total accumulated deficit as of June 30, 2018 was approximately $5.1 million.

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

OTCQB

As a subsequent event on July 11, 2018, the Company announced today that its stock started trading on the OTCQB market with the symbol RETC after a successful up-listing from the OTC Pink market.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended June 30, 2018. See Note 4 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in our 2017 Annual Report for a complete discussion of our significant accounting policies and estimates.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2018 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2018, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is presently not party to any legal proceedings.

ITEM 1A. RISK FACTOR

Our investors should consider the risks that could affect us and our business as set forth in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, the Company believes the following risk factors should be added:

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The company has a limited number of personal which may leave to risk of limited controls and procedures. n additional for the aforementioned reason there is a limit on the amount of internal controls during our financial reporting process.

The Company’s CFO is currently the CFO of another company

The Company CFO is also the CFO of another business and therefore may have limited time to work on the business and may experience time conflicts.

Our directors may lack of an independent director on your Board of Directors

Our directors are also on our Board of Directors and as a result the Board of Directors may lack some independence.

The stock ownership of your chief executive officer and the ability to control the Company

The company’s Chief Executive Officer is also one of the most significant shareholder of the company and as a result may control the company.

Small customer base makes on dependent on a few customers

The company currently has a small customer base which makes the the company dependent on this customer base which may affect the ability to continue.

The are a number of shares of common stock underlying your outstanding preferred stock and convertible notes.

The Company has outstanding Preferred Stock and Convertible Notes with possibility of a number of common shares.

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

Item 2. Unregistered Sales of equity AND USE OF PROCEEDS

The Company issued 6,250,000 shares of common stock and received proceeds of $211,250. The proceeds will be used for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6 Exhibits

The following documents are included herein:

-	certificate of designation of Series d -1 Preferred Shares filed the on form 8-k on June 28, 2018

Number	Description of Exhibit
3.01	Articles of Incorporation filed with the SEC on form S-1 in December 30, 2014

3.01a	Amended and Restated Articles of Incorporation filed with the SEC on form 8-k on June 14, 2017

3.01b	Articles of Amendment filed with the SEC on form 8-k on February 02, 2018

3.01c	Certificate of Designation filed with the SEC on form 8-k on February 02, 2018.

3.02	By-Laws filed with the SEC on form S-1 on December 30, 2014

3.5	Certificate of Designation filed with the SEC on Form 8-K on June 28, 2018

10.01	Share Exchange Agreement between Devago, Inc. (12 ReTech Corporation) and 12 Hong Kong, Ltd filed on form 8-k on June 7, 2017

10.02	Share Exchange Agreement between 12 ReTech Corporation and 12 Japan, Ltd filed with the SEC on form 8-k on August 02, 2017

10.03	Share Exchange Agreement between 12 ReTech Corporation and 12 Europe A.G. and the shareholder of 12 Europe A.G. filed with the SEC on 8-k on October 30, 2017

10.04	Share Exchange Agreement between 12 ReTech Corporation and E-motion Apparel, Inc., (Filed with SEC on form 10-K period end December 31, 2017).

10.05	Stock Purchase Agreement between 12 ReTech Corporation and Geneva Roth Remark Holdings, Inc., as filed with the SEC on 8-k on January 29, 2018

10.7	Equity Purchase Agreement between 12ReTech Corporation and Oasis Capital, LLC filed with the SEC on Form 8-K on June 28, 2018 and with a form S-1 on July 2, 2018.

10.8	Registration Rights Agreement between 12ReTech Corporation and Oasis Capital, LLC filed with the SEC on Form 8-K on June 28, 2018 and with a form S-1 on July 2, 2018.

31.1	Certification of Principal Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as emended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: August 20, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: August 20, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chairman, Director, President, Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Director Secretary Treasurer Chief Operating Officer (Principal Accounting Officer) (Principal Financial Officer)

