Form 10-Q
period 2018-09-30
12 Retech Corp
filed 2018-11-19
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10785 W. Twain Ave, Suite 210 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

530-539-4329

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock ($0.00001 par value) outstanding as of November 9, 2018 was 424,315,855.

12 RETECH CORPORATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2018

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$50,513	$100,264
Accounts receivable	26,396	2,884
Inventory	18,874	-
Prepaid expenses	2,121	1,290
Other current assets	21,451	13,878
Total Current Assets	119,355	118,316

Fixed assets, net	31,095	8,615
Goodwill	551,111	-
Software development	177,270	-
Security deposit	12,918	5,555
TOTAL ASSETS	$891,749	$132,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$965,497	$105,904
Due to stockholders	558,213	669,126
Notes payable, net of discounts of $94,535	157,904	-
Convertible notes payable, net of discounts of $185,814	870,737	408,247
Derivative liabilities	1,735,027	-
Total Current Liabilities	4,287,378	1,183,277

Total Liabilities	4,287,378	1,183,277

Commitments and Contingencies

Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value $1.00 stated value; 191,400 and 0 shares issued and outstanding at Septmeber 30, 2018 and December 31, 2017, respectively. Liquidation preference $191,400	191,400	-
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 311,250 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Liquidation preference $622,500	622,500	-
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,848 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Liquidation preference $274,234	178,124	-
Total Preferred Stock	992,024
Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 6,500,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	65	50
Series C Preferred Stock, 1 share designated; $1 par value; 1 share issued and outstanding at September 30, 2018 and 0 shares December 31, 2017	1	-
Common stock: 1,000,000,000 and 500,000,000 authorized at September 30, 2018 and December 31, 2017, respectively; $0.00001 par value; 154,524,807 and 82,200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,545	822
Additional paid-in capital	3,468,445	1,267,916
Subscription receivable	(67,500)	-
Common stock to be issued, 0 and 487,612 shares at September 30, 2018 and December 31, 2017, respectively	-	92,646
Accumulated other comprehensive income	-	1,514
Accumulated deficit	(7,790,209)	(2,413,739)
Total Stockholders’ Deficit	(4,387,653)	(1,050,791)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$891,749	$132,486

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$48,102	$7,790	$73,726	$51,187
Cost of revenue	26,795	46	26,831	497
Gross Profit	21,307	7,744	46,895	50,689

Operating Expenses
General and administrative	506,327	221,961	1,740,398	364,101
Professional fees	429,409	2,920	934,459	11,748
Depreciation	2,552	1,347	5,085	7,448
Impairment loss	-	-	-	-
Total Operating Expenses	938,288	226,229	2,679,942	383,296

Loss from operations	(916,981)	(218,485)	(2,633,047)	(332,607)

Other Expense
Other income	(7)	(2,394)	(7)	(2,394)
Loss on debt extinguishment	-	-	(75,000)	-
Interest expense	(147,719)	-	(986,312)	-
Change in derivative liabilities	(704,116)	-	(1,637,527)	-
Net Other Expense	(851,842)	(2,394)	(2,698,846)	(2,394)

Net Loss	$(1,768,823)	$(216,091)	$(5,331,893)	$(330,213)

Other comprehensive income- foreign currency translation adjustment	$131	-	$5,256	-

Comprehensive Loss	$(1,768,692)	$(216,091)	$(5,326,637)	$(330,213)

Net Loss Per Common Share: Basic and Diluted	$(0.02)	$(0.00)	$(0.06)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	101,515,538	50,000,000	89,660,273	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,331,893)	$(330,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,085	7,448
Stock based compensation	1,231,549	-
Amortization of debt discount	972,641	-
Change in fair value of derivative liabilities	1,637,527
Loss on debt extinguishment	75,000	-
Accretion of interest for note payable	1,854
Accounts receivable	(26,396)	(15,744)
Prepaid expenses	(13,865)	439
Inventory	18,874	5,160
Other current assets	(2,257)	-
Security deposit	3,143	-
Accounts payable and accrued liabilities	443,981	(7,641)
Net Cash Used in Operating Activities	(984,757)	(340,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Purchases of property and equipment	(2,412)	1,170
Cash received from acquisition	779	-
Software development	(177,270)	-
Net Cash (Provided by) Used in Investing Activities	(178,903)	1,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholders	62,326	188,770
Repayment to stockholders	(36,931)	94,917
Proceeds from convertible notes payable	482,500	150,000
Costs on issuance of convertible notes payable	(26,469)	-
Issuance of common stock for cash	211,250	-
Proceeds from sale of Series D-3 Preferred Stock	100,000	-
Proceeds from sale of Series B Preferred Stock	329,000
Costs of issuance of Series B Preferred stock	(9,000)	-
Net Cash Provided by Financing Activities	1,112,676	433,687

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,231	348

Net decrease in cash and cash equivalents	(49,751)	94,654
Cash and cash equivalents, beginning of period	100,264	56,644
Cash and cash equivalents, end of period	$50,513	$151,298
	0	0
Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing transactions:
Common stock to be issued in current period	$12,500	$-
Common stock issued in conjunction with convertible notes	$86,600	$-
Original issue discount on convertible notes payable	$46,324	$-
Beneficial conversion feature for Series B preferred stock	$173,923	$-
Beneficial conversion feature for convertible notes payable	$349,576	$-
Related party liability relieved with Series D-3 preferred stock	$154,234	$-
Common stock issued for acquisition for E-motion (see Note 3)	$80,000	$-

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 Retech Corporation	100%	As a holding Company to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	Feb. 2, 2014	June 27, 2017	100%	Development of our technology and sales of our technology applications.

12 Japan Limited (“12JP”)	Japan	Feb. 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications.

12 Europe AG (“12EU”)	Switzerland	Aug. 22, 2013	Oct. 26, 2017	100%	Consultation and sales of technology applications.

E-motion Fashion Group, Inc. F/K/A Emotion Apparel, Inc, Lexi Luu Designs, Inc, Punkz Gear, Skipjack Dive and Dancewear, Cleo VII	Re-incorpora-ed, in Utah, USA F/K/I in California, USA	Sept. 9, 2010. Reincorpor-ated on July 6, 2018 and changed its name on July 26, 2018	May 1, 2018	100%	A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisitions roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.

NOTE 2. GOING CONCERN

The Company accounts for going concern matters under the guidance of ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a” Going Concern” (“ASU 2014-15”). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt.

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2018, the Company has incurred losses totaling approximately $7.8 million since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities, private placements of common stock and revenues generated from its first mircrobrand acquisition EFG, Inc. There are no assurances that our plans will be successful. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. ACQUISITIONS

The Company accounts for all business combinations in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, may be made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period would be recorded as income. Results of operations of the acquired entity are included in the Company’s results from operations from the date of the acquisition onward and include amortization expense arising from acquired assets. The Company expenses all costs as incurred related to an acquisition in the condensed consolidated statements of operations.

Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a Share Exchange Agreement whereby the Company exchanged 1 million of its common shares for 100% of the equity of EAI in a third-party transaction. The fair value of the 1 million shares of common stock issued amounted to $80,000. EAI owned four wholly-owned and majority –owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear and E-motion Apparel, Inc.

On July 6, 2018, the Company re-incorporated EAI in the state of Utah and later re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions.” Going forward, and as part of the re-incorporation as Emotion Fashion Group, the Company has consolidated all of its subsidiaries and the Company now operates all brands under the single entity, Emotion Fashion Group.

Emotion Fashion Group, was then deemed to be founded in 2010 and designs and manufactures women’s apparel and kids’ dancewear.

The acquisition of Emotion Fashion Group was accounted for under ASC 805. The following table summarizes the final allocation of assets acquired and liabilities assumed as of the Acquisition Date at estimated fair value. During the third quarter there was an increase in Goodwill associated with the acquisition due to additional disputed liabilities that were discovered after the date of the acquisition.

Fair value below:

As of May 1, 2018, the assets and net liabilities acquired were as follows:

Cash	$779
Assets (except cash)	62,704
Goodwill	551,110
Liabilities	(534,593)
Net assets acquired	$80,000

The fair values of the net assets acquired were determined using the market approach, which indicates value for a subject asset based on available market pricing for comparable assets. The fair value of the fixed assets of $37,687 has been determined by a third-party valuation firm and is valued at its estimated liquidation price. The fair value of the debt has been determined using an appropriately required yield and comparing against the stated interest rate on the debt.

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The amount of goodwill has increased during the third quarter as due to adding additional disputed liabilities for which were discovered after date of acquisition.

The fixed assets are being depreciated over their estimated useful lives of 5 years. Goodwill recorded will not be amortized but tested for impairment at least annually. The Company performs its annual test during the fourth quarter.

The Company assumed the liabilities of the Emotion Fashion Group, which included a disputed $250,000 note that bears a 2% annual interest rate. The fair market value of the note of $148,051 has been determined as the present value of the expected cash flow from the note assuming a market rate of interest.

Emotion Fashion Group’s results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on May 1, 2018. Emotion Fashion Group contributed revenues of $26,896.

Revenues for Emotion Fashion Group were lower because the company was dormant most of 2017 and first quarter of the 2018. This was partly due to the fact that the company moved operations from Los Angeles, CA to Salt Lake City, Utah. In additional the company was re-branded and is gearing for its re-launch that began in June 2018.

The below table sets forth selected unaudited pro forma financial information for the Company as if Emotion Fashion Group was owned for the nine months ended September 30, 2018 and 2017.

	Proforma
	Nine Months Ended
	September 30,
	2018	2017
Revenues	$80,083	$116,181

Net Loss	$(5,347,469)	$(720,865)

Net Loss Per Share	$(0.06)	$(0.01)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the Emotion Fashion Group acquisition had occurred on January 1, 2017. The unaudited supplemental pro forma financial information was calculated by combining the Company’s results with the stand-alone results of Emotion Fashion Group. For the identified periods, which were adjusted for certain transactions and other costs that would have been occurred during this pre-acquisition period.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail and Emotion Fashion Group which includes Emotion Group, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc, which beginning in the third quarter 2018 are all accounted or under the single Emotion Fashion Group, Inc financials due to the consolidation of Emotion Fashion Group’s subsidiaries. All inter-company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. This presentation relates to the six months ended June 30, 2018 for which the Company has determined was in error. The Company has reflected changes to the presentation of redeemable preferred stock as of September 30, 2018. In addition, certain derivative liabilities related to the conversion adjustable conversion feature on the Company’s convertible notes payable, of approximately $933,000, were recorded as of June 30, 2018. The effects of which has been retroactively restated as of June 30, 2018 to ensure the statement of operations for the three months ended September 30, 2018 is accurately stated.

Software Development Costs

At September 30, 2018 and December 31, 2017, software development costs totaled $177,270 and $0, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software as a service arrangements. The Company will amortize the software costs on a straight-line basis over the estimated life of the software product’s expected life cycle, commencing when the software is first available for general release to customers.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $551,110 at September 30, 2018 relates to the acquisitions of EFG. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has determined that there has been no impairment of goodwill at September 30, 2018. The Company performs its annual test during the fourth quarter.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers.” The Company has evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. The was no impact to the Company’s revenue recognition under the new guidance.

Convertible Debt and Convertible Preferred Stock

When the Company issues convertible debt or convertible preferred stock, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480, Distinguishing Liabilities from Equity, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations.

When a convertible preferred stock contains a BCF, after allocating the proceeds to the BCF, the resulting discount is either amortized over the period beginning when the convertible preferred stock is issued up to the earliest date the conversion feature may be exercised, or if the convertible preferred stock is immediately exercisable, the discount is fully amortized at the date of issuance. The amortization is recorded similar to a dividend.

Derivative Liabilities and Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Observable inputs are based on market data obtained from sources independent of our company. Unobservable inputs reflect our own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels, defined as follows:

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	—	Inputs other than quoted prices included within Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs. Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The Company carries certain derivative financial instruments using inputs classified as “Level 3” in the fair value hierarchy on the Company’s consolidated balance sheets.

The Company classified certain conversion features in the convertible notes issued during 2017 and 2018 as embedded derivative instruments due to down-round ratchet provisions and potential adjustments to conversion prices due to events of default and accordingly measures and carries the conversion features as derivative liabilities in the consolidated financial statements. Also, the Company determined that the certain notes should be measured and carried at fair value in the consolidated financial statements according to ASC 480, as they are settleable in a variable number of shares based on a fixed monetary amount known at inception. These fair value estimates were measured using inputs classified as “level 3” of the fair value hierarchy. We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, the Company decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the embedded derivatives and notes at September 30, 2018 are as follows:

Inputs
Volatility (1)	252% - 291%
Risk free interest rate	2.12% - 2.59%
Common stock price	.004
Conversion price	25% - 55% discount to common stock price

(1)	“Level 3” input.

The “level 3” stock volatility assumption represents the range of the volatility curves used in the valuation analysis based on the actual volatility of the Company’s common stock. The risk-free interest rate is interpolated where appropriate and is based on treasury yields. The valuation model also included a “level 3” assumption the developed as to dates of potential future financings by the Company and potential events of default that may cause a reset of the conversion prices.

Commitments and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder at a future date.  The Series D-1 Preferred Stock is classified as temporary equity due to the fact that it redeemable immediately. The Series D-3 Preferred Stock is also classified as temporary equity due to the existence of the PUT.

Earnings per Share

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the nine and three months ended September 30, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-1 Preferred Stock and Series D-3 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017

Office equipment	$7,432	$7,371
Furniture and equipment	607	607
Computer	13,704	12,998
Technical equipment	23,435	23,435
Machinery	22,916	-
	68,094	44,411
Less: accumulated depreciation	(36,999)	(35,796)
Equipment	$31,095	$8,615

Depreciation expense for the three months ended September 30, 2018 and 2017 amount to $2,552 and $1,347, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 amounted to $5,085 and $7,448, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017

Accounts payable	$545,742	$30,625
Accrued expenses	331,438	66,931
Accrued interest	88,317	8,348
	$965,497	$105,904

NOTE 7 - STOCKHOLDER TRANSACTIONS

Due to stockholders at September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017
Daniel Monteverde	$84,317	$8,214
Angelo Ponzetta	473,896	500,798
Gianni Ponzetta	-	160,114
	$558,213	$669,126

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000 (approximately $62,946 as of September 30, 2018 and $61,584 at December 31, 2017, to the Company. The promissory note was unsecured, bore an interest at 1% per annum and is due December 31, 2019.

In September 2018, Gianni Ponzetta converted this note and all the due to Gianni Ponzetta payables to Preferred D-3 shares. See Preferred D-3 shares in Note 10 below.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

In September 2018, $20,000 was repaid to Angelo Ponzetta, which offset the amounts due to Angelo Ponzetta.

During the nine months ended September 30, 2018 and 2017, total advances and expenses paid directly by stockholders on behalf of the Company were $62,326 and $40,766, respectively, and the Company repaid $16,931 and $0, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2018 and December 31, 2017 which consists of the following:

	September 30,	December 31,
	2018	2017
Dated September 15, 2017	$405,000	$387,500
Dated December 8, 2017	154,442	92,646
Dated December 12, 2017	132,109	92,646
Dated March 15, 2018	95,000	-
Dated April 27, 2018	50,000	-
Dated May 17, 2018	60,000	-
Dated September 17, 2018	100,000
Dated September 21, 2018	60,000
Total convertible notes payable	1,056,551	572,792

Less: Unamortized debt discount	(185,814)	(164,545)

Total convertible notes	870,737	408,247

Less: current portion of convertible notes	870,737	408,247
Long-term convertible notes	$-	$-

For the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $49,557 and $0 respectively, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features. For the three and the months ended September 30, 2018, the Company reduced the principal by $146,500 of principal and interest of $11,438 through conversions. The issue discounts and debt discounts are being amortized over the life of the notes using straight line amortization due to the short term nature of the note. Remaining issue discounts and debt discounts of $185,814 will be fully amortized by May 2019.

For the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $986,312 and $0 respectively, all of which represented the amortization of original issue discounts, debt discounts, derivative liabilities, beneficial conversion features and accrued interest.

As a subsequent event, as of November 9, 2018, the principal debt was further reduced by $343,096 of principal and $19,307 of interest.

The following is the change in derivative liability for the nine months ended September 30, 2018:

For the Nine Months Ended September 30, 2018
Balance - December 31, 2017	$-

Issuance of new derivative liabilities	1,136,871
Conversions to paid-in capital	(125,135)
Change in fair market value of derivative liabilities	723,291
Balance - September 30, 2018	$1,735,027

The company recognized a change in derivative liability of $1,735,027 for the period ended September 30, 2018. The derivative liability was determined using the Monte Carlo valuation method as of September 30, 2018.

The Company classified certain conversion features in the convertible notes issued during 2017 and 2018 as embedded derivative instruments due to variable conversion prices without a floor, down-round ratchet provisions and potential adjustments to conversion prices due to events of default and accordingly measures and carries the conversion features as derivative liabilities in the consolidated financial statements. Most derivative liabilities were triggered in June 2018, when the notes first became convertible. Also, the Company determined that the certain notes should be measured and carried at fair value in the consolidated financial statements according to ASC 480, as they are settleable in a variable number of shares based on a fixed monetary amount known at inception. These fair value estimates were measured using inputs classified as “level 3” of the fair value hierarchy. We develop unobservable “level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, the Company decided a Monte Carlo Simulation model, which incorporates inputs classified as “level 3” was appropriate.

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the embedded derivatives and notes at September 30, 2018 are as follows:

Inputs
Volatility (1)	252% - 291%
Risk free interest rate	2.12% - 2.59%
Common stock price	.004
Conversion price	25% - 55% discount to common stock price

(1)	“Level 3” input.

The “level 3” stock volatility assumption represents the range of the volatility curves used in the valuation analysis based on the actual volatility of the Company’s common stock. The risk-free interest rate is interpolated where appropriate and is based on treasury yields. The valuation model also included a “level 3” assumption the developed as to dates of potential future financings by the Company and potential events of default that may cause a

September 15, 2017 Note

On September 15, 2017, the Company entered into the promissory note agreement with SBI Investments LLC (“SBI”) for loans up to a maximum of $1,250,000, together with interest at the rate of 8% per annum. The consideration to the Company for this promissory note is up to $1,000,000, resulting in a potential original issuance discount (“OID”) of up to $250,000. The maturity date for each tranche funded shall be six months from the effective date of the respective payment date. The promissory note may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

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

On March 30, 2018, the Company entered into an amendment of this note as it was originally due March 15, 2018, which indicates that a $200,000 tranche is now eligible for conversion at a discount to market. The Company agreed to pay $25,000 to SBI for each 30-day extension as consideration. The extension amount is automatically added to the face value of the note after each 30-day period. SBI has agreed to a minimum of a 3-month extension under these same terms. The Company determined this amendment was a debt extinguishment and recognized a total of $50,000 and $75,000 as a loss on debt extinguishment for the three and nine months ended September 30, 2018. For the additional $75,000 of principal added to the balance of the note for which was immediately expensed to interest expense.

On July 12, 2018, SBI converted $15,000 of this note for 510,204 shares of common stock.

On August 7, 2018, SBI converted $7,500 of this note for 757,576 shares of common stock.

On August 29, 2018, SBI converted $10,000 of this note for 1,694,915 shares of common stock.

On September 10, 2018, SBI converted $15,000 of this note for 3,488,372 shares of common stock.

On September 18, 2018, SBI converted $10,000 of this note for 3,316,750 shares of common stock.

As of September 30, 2018, the total principal debt reduction as of September 30, 2018 was $57,500.

Also as of September 30, 2018, the Company recognized a derivative liability of $526,661 and $454,018 on each tranche of these notes, respectively.

As a subsequent event, on October 3, 2018, SBI converted $10,000 of this note for 6,535,948 shares of common stock. On October 23, 2018, SBI converted $12,870 of this note for 11,000,000 common stock as well as on October 30, 2018, an additional $12,870 of this note was converted for 11,000,000 common stock. As of November 9, 2018, the total principal debt was reduced by $93,240.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to LG 154,410 and 142,972 shares of our common stock each on January 13, 2018 and February 1, 2018, respectively, for a total of 297,382 shares, with a value equal to $46,323, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $28,667 as debt discount. The one-time interest charge of 9% of the principal amount of the note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 10, 2018, LG funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $61,764 as debt discounts. A one-time interest charge of 9% of principal amount of the note was added to the note in Feb, 2018. The charge was added to the finance charges associated with this note and amortized over the life of the note.

On July 12, 2018, LG converted $6,289 of the note for 127,056 shares of common stock. On July 24, 2018, LG converted $6,289 of the note for 239,592 shares of common stock. On August 9, 2018, LG converted $4,109 of the note for 421,466 shares of common stock. On August 28, 2018, LG converted $5,199 of the note for 436,000 shares of common stock. On September 14, 2018, LG converted $11,739 of the note for 1,647,621 shares of common stock. As of September 30, 2018, the total principal reduction totaled $30,850 and interest of $2,776.

As of September 30, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. In addition, as of September 30, 2018, the company recognized a derivative liability of $114,991.

As a subsequent event, on October 3, 2018, LG converted $7,379 of the note for 2,893,843 shares of common stock and on October 11, 2018 LG converted $19.376 of the note for 10,830,687 shares. On October 11, 2018, LG converted $21,120 of this note for 10,830,687 shares of common stock, on October 23, 2018 LG converted $13,243 of this note for 6,791,538 of common stock and again on October 26, 2018, they converted $19,121 of this note for 16.350,000 shares of common stock. As of November 9, 2018, the total principal reduction was $110,196 and $9,918.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with Cerberus Finance Group Ltd. (“Cerberus”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the Maturity Date. The conversion price shall be the 75% multiplied by the lowest trading price during the 10 prior trading day period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to Cerberus 154,410 and 142,972 shares of our common stock each on January 13, 2018 and February 1, 2018, respectively, for a total of 297,382 shares, with a value equal to $46,323, based on the previous day closing price.

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

On July, 24, 2018, Cerberus converted $ 4,533 of the note for 100,740 shares of common stock. On August 21,2018, Cerberus converted $32,679 of the note for 3,351,779 shares of common stock. On September 13, 2018, Cerberus converted $24,274 of the note for 3,406,977 shares of common stock. As of September 30, 2018, the total principal reduction by $53,150 and interest $8,338.

As of September 30, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. In addition, as of September 30, 2018, the company recognized a derivative liability of $99,375.

March 15, 2018 Note

On March 14, 2018, the Company entered into a promissory note agreement with Eagle Equities, LLC (“Eagle”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayments terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Eagle Equities, LLC shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 and a BCF of $33,333 as debt discounts. The Company issued to Eagle Equities, LLC 156,250 shares of common stock with a value equal to $12,500. The Company recorded $12,500 as debt discount for the issuance of the common shares. Eagle Equities has LLC has not yet funded the back end note for the remaining $50,000 at this time. This note matured and became convertible during third quarter of 2018 along the terms mentioned above.

On September 26,2018, Eagles Equities converted $5,323.33 for 2,218,054 of common shares.

As of September 30, 2018, the company recognized a derivative liability of $52,663.

As a subsequent event, on October 9,2018, Eagles Equities converted $18,173 for 9,178.283 of common shares and on October 11,2018, Eagles Equities converted $13,975 for 10,830,687 of common shares. and on October 15,2018, Eagles Equities converted $14,994 for 9,611,538 of common shares. On October 17, 2018 converted $19,158 for 12,280,981 of common stock, on October 22, 2018 $13,134 converted into 8,419,442 of common stock and on October 25, 2018 converted $18,204 into 9,787,097 of common stock. As of November 9, 2018, the principal was reduced by $100,000 and interest of $3,962.

March 15, 2018 Note

On March 14, 2018, the Company entered into a into the promissory note agreement with Adar Bays Capital, LLC (“Adar Bays Capital”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Adar Bays Capital shares of common stock with a value equal to 25% of each note, determine at the time of signing of each note.

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 and a BCF of $33,333 as debt discounts. The Company issued to Adar Bays Capital 137,363 shares of our common stock with a value equal to $12,500. The Company recorded $12,500 as debt discount for the issuance of the common shares. Adar Bays Capital, LLC has not yet funded the back end note for the remaining $50,000 at this time. As of September 30, 2018, the company recognized a derivative liability of $56,270.

As a subsequent event, on October 8, 2018 Adar Bays converted $8,000.00 of this note into 3,921,569 shares on common stock, on October 10, 2018 converted $15,000.00 into 9,615,385 shares of common stock, on October 15, 2018 converted $18,392 of this note for 11,789,744 shares of common stock, on October 22, 2018 converted $12,075.81 into 7,740,904 shares of common stock, on October 23, 2018 converted $23,991 into 15,278,846 shares of common stock and on October 25, 2018 converted $26,311.02 into 14,191,489 shares of common stock. As of November 9, 2018, the total principal was reduced by $100,000 and interest of $3,770.

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

The note of $100,000 was issued on April 27, 2018. The Company received cash of $90,000 and recognized financing cost of $10,000 and a BCF of $28,400 as debt discounts. In addition, the Company issued to Auctus 700,000 shares of our common stock with a value equal to $61,600 as a commitment/collateral fee. The Company recorded $61,600 as debt discount for the issuance of the common shares. As of September 30, 2018, the company recognized a derivative liability of $152,951.

As a subsequent event, on October 30, 2018 Auctus converted $18,668.83 into 17,950,800 shares of common stock and on November 7, 2018 converted $20,088 into 19,315.600 shares of common stock. As of November 9, 2018, the total principal reduction was $33,000 and interest of $4,757.

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

As of September 30, 2018, as a result of the reset features of the note the conversion price is assumed to be $0.01 due to a stock issuance at that price. As of September 30, 2018, the company recognized a derivative liability of $58,936.

September 17, 2018 Note

On May 17, 2018 the Company entered into 2018 the Company entered into a Securities Purchase Agreement with Bellridge Capital, LP (“Bellridge”) whereby the Company issued to a 10% Convertible Note (“Note”) to Bellridge in the principal amount of $60,000 and a maturity date of September 17, 2019. The conversion price of the Note is the lower of $0.01 per share or 60% of the lowest trading price during the previous twelve days ending on the last trading prior to the date of the delivery of the notice of conversion. Bellridge can convert the Note at any time after issuance until the maturity date or the date payment of the default amount. The note may be redeemed by the Company at rates ranging from 120% to 150% depending on the redemption date. The conversion price will be reduced to equal the effective price per share of any common stock or common stock equivalent issuances while the note or any amounts accrued remain outstanding.

The note of $60,000 was issued on September 17, 2018. The Company received cash of $50,000 and recognized financing cost of $10,000 and a BCF of $50,000 as debt discounts.

As of September 30, 2018, as a result of the reset features of the note the conversion price is assumed to be $0.01 due to a stock issuance at that price. As of September 30, 2018, the company recognized a derivative liability of $81,472.

September 21, 2018 Note

On March 15, 2018, the Company entered into a into the promissory note agreement with Eagle Equities, LLC (“Eagle”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayments terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Eagle Equities, LLC shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

The second note of $50,000 was issued on September 21, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500. The Company issued to Eagle Equities, LLC 156,250 shares of common stock with a value equal to $12,500. The Company recorded $12,500 as debt discount for the issuance of the common shares. As of September 30, 2018, the company recognized a derivative liability of $137,690.

NOTE 9 – NOTE PAYABLE

On May 1, 2018, 12 ReTech acquired Emotion Fashion Group, Inc. As part of the acquisition, Emotion Fashion Group was obligated under a note payable to a third party in the amount of $250,000, maturing in July 2027 and bearing a 2% interest rate. The note calls for monthly payments to be made to the third party equal to ten percent (10%) of the gross sales of the Company until paid in full, including accrued interest. When the note was acquired, the Company recorded the note at its fair market value of $148,051. The note discount is being amortized to interest expense through maturity. Debt discount amortized amounted to $2,780 and $4,634 for both the three and nine months ended September 30, 2018.

NOTE 10 – PREFERRED STOCK AND STOCKHOLDERS DEFICIT

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

Commitment and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder at a future date.  The Series D-1 Preferred Stock is classified as temporary Series D-1 as temporary equity due to the fact that redeemable immediately. The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT.

Series A Preferred Stock

On July 19, 2018, 1,500,000 shares of Series A Preferred Stock were issued as compensation for services.

There were 1,500,000 shares of the Series A Preferred Stock issued during the nine months ended September 30, 2018.

As of September 30, 2018, and December 31, 2017, 5,000,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder 15 months after issuance and thus have been recorded as mezzanine. During the nine months ended September 30, 2018, the Company issued Series B Preferred Stock as follows,

●	On January 31, 2018, the Company sold 203,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“Geneva”) in exchange for $203,000 before fees. The Company recognized a BCF of $107,692 as a deemed dividend.

●	On March 20, 2018, Geneva agreed to purchase an additional 63,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018. The Company recognized a BCF of $32,308 as a deemed dividend.

●	On July 31, 2018, Geneva converted 15,000 Series B Preferred shares into 1,500,708 shares of common stock. On August 14, 2018, Geneva converted 15,000 Series B Preferred shares into 4,173,228 shares of common stock. On September 10, 2018, Geneva converted 20,000 Series B Preferred shares into 4,173,228 shares of common stock. On September 13, 2018, Geneva converted 25,000 Series B Preferred shares into 4,274194 shares of common stock.

●	On September 13, 2018, Geneva agreed to purchase an additional 68,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018.

●	On September 13, 2018, Geneva converted 25,000 Series B Preferred shares into 4,274,194 shares of common stock. On September 20, 2018, Geneva converted 25,000 Series B Preferred shares into 5,257,937 shares of common stock. On September 26, 2018, Geneva converted 20,000 Series B Preferred shares into 5,653,333 shares of common stock.

●	As of September 30, 2018, the total principal was reduced by $142,600 and interest of $7,656 through conversion.

As of September 30, 2018 and December 31, 2017, 191,400 and 0 shares of Series B Preferred Stock were issued and outstanding at $1 par value, respectively.

As of subsequent event, as an additional $123,400 of principal was reduced and interest of $7,404 through converting 191,400 of Series B Preferred Stock.

Series C Preferred Stock

There was a single issuance of the Series C Preferred Stock during the nine months ended September 30, 2018.

On August 6, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018. The Series C Preferred Shares have no equity value, no preference in liquidation and is not convertible into common shares, but authorizes the holder to vote one billion (1,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred Stock are “Blank Check” Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock. On July 13, 2018, the Company filed an amended certificate of designation increasing the authorized Series D preferred shares from 1 million (1,000,000) to 10 million (10,000,000), as a reallocation of the 50 million (50,000,000) shares of preferred stock authorized. All of these 10 million (10,000,000) shares of Series D Preferred Stock are part of the 50 million (50,000,000) authorized shares of preferred stock. On July 5, 2018 the Company filed a certificate of designation to create a subset of the Series D Preferred Stock designated Series D-1 (see below)

Series D-1 Preferred Stock, on July 2, 2018, the Company entered in to Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”) and as a part of that Agreement the Company created a subset Series D-1 Preferred Stock from the authorized Series D Preferred Stock having special rights and privileges as follows:

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

There were no other issuances of the Series D-1 during the nine months ended September 30, 2018.

As of August 7, 2018, there were 311,250 shares of Series D Preferred Stock outstanding all, of which are the series D-1 preferred shares at par value of $2 per share total $622,500.

The Series D-1 Preferred Stock is classified Series D-1 as temporary equity due to the fact that redeemable immediately. As of September 30, 2018, there were 311,250 shares issued and outstanding totaling $622,500 for which was expensed upon issuances as there is no additional performed criteria.

On September 29, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of twenty thousand (20,000) shares of our Series D-3 Preferred Shares to Gianni Ponzetta effective September 29, 2018 at a price of $5 par value per share in exchange for $100,000. On the same date, 12 ReTech corporation authorized the issuance of four thousand (4,000) shares of our Series D-3 preferred shares to Gianni Ponzetta at $5 par value per share with a value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta. Lastly, 12 ReTech corporation issued 30,840 shares of Series D-3 Preferred Shares to Gianni Ponzetta with par value per share of $5 in exchange of $154,234 which was owed to Gianni Ponzetta. On October 30, 2018, this Certificate of Designation was filed with the Secretary of State in the State of Nevada.

The Company agrees in connection with this subscription created a sub-class of its Series D Preferred shares which are designated as “Blank Check Preferred” which allows the Board of Directors of the Company to designate, without further shareholder approval, the rights, privileges and preferences or some, part or all of the Series D Preferred Shares and/or to create sub-classification of those Series D Preferred Shares as they deem necessary.

The Holder may convert some, part of all of the Securities into common shares of the Company based on the closing market price on the day before notice of conversion is presented to the Company. The Company will pay dividends on the Securities at the rate of 10% per annum and shall pre-pay the Holder the first 12 month’s dividends from proceeds. After 12 months the Company would pay the pro-rata interest on a monthly basis due the first of each month and late after the 10th of each month.

At the option of the Holder the Company may be obligated to redeem any un-converted Securities that are not deemed to be incentive shares and that are not deemed to be settlement shares through the issuance of a “PUT” to the Company. The PUT option is not effective until after May 31, 2019. To effectuate a PUT, the Holder must serve the Company with a notice of intent to institute the PUT option. Once served, the Company will have 15 days after which the PUT option will become effective. At the conclusion of the PUT Notice Period, the Holder may at any time request a redemption of some, part or all of Holder’s un-converted Securities by providing the Company with a PUT DEMAND. The Company would then be obligated to redeem any undisputed Securities within 10 business days of receipt of the PUT DEMAND. The Holder may at any time after issuing a PUT NOTICE rescind the PUT option which could then only be re-instituted through a future PUT NOTICE.

The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT. As of September 30, 2018, there were 54,840 Preferred Series D-3 shares outstanding at $3 par representing a total of $274,230.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.00001.

Common stock issued for the nine months ended September 30, 2018 was as follows:

As described above, the Company issued 1,000,000 shares for the acquisition of EAI.

The Company issued 3,125,000 shares to a stakeholder for total proceeds of $500,000. The Company received $100,000 at issuance and was to receive $400,000 in payments from June 2018 through October 2018 at the rate of $80,000 per month. At September 30, 2018, the Company was owed $80,000 and such amount is reflected as a subscription receivable in stockholders’ deficit on the consolidated balance sheet. Subsequent to September 30, 2018 on October 19, 2018 the Company received the final $80,000 payment.

In June 2018, the same stakeholder as described above, who joined the advisory board in June 2018, purchased an additional 3,125,000 shares at a discounted price of $0.01 per share. As a result of the discount, the Company recognized stock compensation of $218,750.

As discussed above, the Company issued 46,367,487 shares with the convertible debt.

The Company issued 12,157,264 shares to various consultants and recognized stock compensation expense of $391,017 and $609,291 for both the three and nine months September 30, 2018. The stocks were issued for services rendered to the company in the form of consulting and or bought for cash during the period.

As of September 30, 2018, and December 31, 2017, 147,056,747 and 82,200,000 shares of common stock were issued and outstanding, respectively.

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

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2018 and 2017.

3 months ended September 30, 2018

	North America	Asia	Europe	Total
Revenue	$19,642	$28,460	$-	$48,102

September 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$22,916	$8,179	$-	$31,095
Total assets	$635,420	$261,495	$(5,166)	$891,749

3 months ended September 30, 2017

	North America	Asia	Europe	Total
Revenue	$-	$7,790	$-	$7,790

3 mths Sept 30, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,647	$14,400	$22,047
Total assets	$200	$170,298	$60,372	$230,870

9 months ended September 30, 2018

September 30, 2018	North America	Asia	Europe	Total
Revenue	$26,896	$46,792	$38	$73,726

September 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$22,916	$8,179	$-	$31,095
Total assets	$635,420	$261,495	$(5,166)	$891,749

9 months ended September 30, 2017

September 30, 2017	North America	Asia	Europe	Total
Revenue	$-	$51,187	$-	$51,187
	-	$-	$-

September 30, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,647	$14,400	$22,047
Total assets	$200	$170,298	$60,372	$230,870

The following table shows assets information by geographic segment at September 30, 2018 and December 31, 2017.

September 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$22,916	$8,179	$-	$31,095
Total assets	$635,420	$261,495	$(5,166)	$891,749

September 30, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,647	$14,400	$22,047
Total assets	$200	$170,298	$60,372	$230,870

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2018 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events.” The Company determined that it does have a material subsequent events to disclose as follows:

The Company sourced additional working capital from the following sources:

●	Adar Bays Capital funded their “back end” note originally dated March 15, 2018 for $50,000 on October 4, 2018. the terms and conditions of the funding of this bank end note we previously disclosed on the note dated March 15, 2018.

●	Bellridge Capital LLC funded an additional convertible promissory note in the amount of $50,000 on October 16, 2018 under the exact same conditions of the original note dated May 17, 2018.

●	On October 20, 2018 Dominick D’Alleva, one of the members of the Company’s Advisory Board paid the last $80,000 releasing the final 500,000 common shares of stock held in escrow by the Company until that payment was made at $.16 per share.

Subsequent to September 30, 2018 and up to and including October 30, 2018, the Company reduced its debt to its debt holders by $310,086 and paid $14,546.98 through conversion of its common stock pursuant to its agreements with various debt holders as indicated below:

●	Adar Bays received $100,000 in Principal payments and $3,769.83 in interest payments and has been paid in full. This includes repayment of the “back end” note indicated above.

●	Eagles Equities received $95,000 in Principal and $3639 in interest payments and has a balance of only $5,000. This balance is all that remains of the “back end” note indicated above as well.

●	LG Capital Funding received $ 79,346.00 in principal and $7,141.15 in interest which leaves as a balance only $ 75,096.00 of the “back end note”.

●	SBI Investments received $36,740.00 in principal which leaves a balance of $ 369,350 in principal on their note.

Subsequent to September 30, 2018 the Company redeemed the balance of Geneva’s Roth Remark’s Series B Preferred Shares from its first two purchases for common shares at a value of $123,400. There are no more Series B Preferred Shares outstanding other than those that were purchased by Geneva Roth Remark on September 13, 2018 as indicated above.

Subsequent to September 30, 2018, SBI Investments increased their conversion discount from 40 to 55% based on certain criteria in their Note. Consequently, on October 30, 2018 LG Capital exercised its “Most Favored Nation” clause (“MFN”) in its contacts ad began using the same 55% discount as SBI as well as the SBI look back formula.

On October 17, 2018 the Company announced that it had completed development and testing of some major elements of its 12 Technology suite and that by Mid November 2018 the balance of the suite would be completed and sales efforts had begun.

On October 30, 2018 Auctus Capital notified the Company that pursuant to its debt agreements with the Company that it would begin converting its note to common stack and further that it would be increasing its conversion discount percentage from 40% to 60% under the formula contained in its agreements with the Company.

The Company was noticed by OTC Markets on October 15, 2018 that the Company had 90 days to remedy a deficiency to remain listed on the OTCQB based on share price. The Company is hopeful that, when this current round of debt conversions is completed, and due to ongoing development of its business, the stock price will appreciate above the share price required to maintain our status on OTCQB, and/or that it can obtain an extension from OTC Markets to meet this deadline.

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

-12 Japan, Ltd. a corporation organized in Japan. The Company acquired 12 Japan, Ltd, located in Tokyo, Japan on July 31, 2017 in a share exchange (See Section 7 of the form 10-K for the year ended December 31, 2017 Management Discussion & Analysis). This subsidiary operates in the country of Japan. It is this subsidiary that services our first customer, Itoya Ltd, where our technology was successfully implemented and proven. ITOYA has now installed elements of our 12 Technology Suite in a second store during the 3 months ended September 30, 2018.

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

-Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc. (“EFG”). Subsequent to the Acquisition of Emotion Fashion Group, the Company reincorporated in the state of Utah on July 6, 2018 , changed its name from E-Motion Apparel, Inc. to Emotion Fashion Group, Inc., on July 31, 2018,  consolidated each of its 4 subsidiaries under EFG which operates as one company with 5 brands including Emotion Fashions, Inc., Lexi Luu Dancewear Punkz Gear and Skipjack Dive and Dancewear., Cleo VII.

On March 12, 2018, the Company entered into an agreement to acquire 100% of the equity in EAI, a California corporation which became effective May 1, 2018, though the 12 Retail subsidiary, pursuant to a Share Exchange Agreement which itself owns five microbrands that target specific niche markets: E-motion Apparel, Inc., Lexi-Luu Dancewear Inc., Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many quantities of small production runs of garments, keeping online sales channels fresh

OVERVIEW OF OPPORTUNITY

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

Management formed 12 Retail Corporation in Arizona to acquire microbrands and manage its microbrand strategy. The Company succeeded with its first acquisition of E-motion Apparel, Inc. on March 12, 2018 N/K/A Emotion Fashion Group, Inc. (“EFG”) on May 1, 2018. EFG targets specific niche markets: Emotion Fashions (contemporary woman’s fashion). Lexi-Luu Dancewear (children’s dancewear”) Punkz Gear (hip-hop fashion) Skipjack Dive and swimwear (contemporary water sport active wear) and Cleo VIII (fashion jewelry and accessories). This company is now located in Salt Lake City, Utah to take advantage of a “pro-business” environment that features a well-educated and eager to work employee market, and operates its own production facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to produce many small production runs of garments that can keep online sales channels fresh, as well as speeding up the design and creation of samples such that large scale off-shore production can be implemented more rapidly. As a result of this acquisition and relocation to Salt Lake City, EFG was able to open contract and sales channel to sell $20 million worth of its Lexi-Luu Dancewear to Asian Markets over the next 4 years.

As already mentioned in the Company’s 2017 Form 10-K, the Company has targeted a number of other potential acquisitions and has executed of three Letters of Intent (“LOI”) to acquire: Colorado Trading and Clothing Company d/b/a Active Fashion Group, (“AFG”) The J. Peterman Company, LLC (“JPC”), and Krazy Larry, Inc. (“KL”) The Company is in the process of performing due diligence and finalizing negotiations. If acquisitions are completed, they would add an additional $45 million in annual revenue. In addition, the Company expects to similarly benefit from the synergies between the other microbrands and the Company’s proprietary technologies.

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

We deployed our software technology strategy with our first client in a fully-integrated 13 story storefront in Tokyo, Japan. It has been running successfully since early 2016. In September 2018 we installed elements of our 12 Technology Suite in a second store in Japan owned by our first. Customer ITOYA proving the viability and value of our technology offerings.

In the meantime, we have been in active negotiations with a Japanese information technology company for distribution representation in Japan and are now working on an enhancement project focusing our system on Promotion / Advertising activities in nearby vicinities.

In October 2018 we announced that elements of our 12 Technology Suite have now been enhanced through further development and Company’s management has begun actively working to obtain additional retail clients in Europe, North America and Asia.

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

The 12 ReTech Suite A/K/A the 12 Technology Suite.

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

QUARTER ENDED SEPTEMBER 30, 2018 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2017

During the quarter ended September 30, 2018, we incurred of comprehensive net loss of $1,768,823 compared to a net loss of $216,091 for the quarter ended September 30, 2017. The increase in our net loss for the quarter ended September, 2018 over the comparable period of the prior year is primarily due to expense associated with derivative liabilities of $704,116 and $622,500 of finance costs associated with the Series D-1 shares issued during the quarter. These expenses were offset by a gain of $340,000 which came from the Company cancelling its consulting contract with Cascade, Draper and JFS. The company had contracted with Cascade, Draper and JFS in December 2017 for a 12 month duration to perform services and whom had been paid in shares. This gain was offset by increase in interest expense, which includes the amortization of debt discount. The Company also experienced an increase in general and administrative (G&A) expenses of $284,366 and professional fees of $426,489 compared to the same period in the prior year. The company has also included approximately $264,560 in accounts payable which was acquired with EFG that is being disputed and management expects with be significant reduced by year end.

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

The largest increase in G&A is the increase in compensation expense due to the addition of employees and management in order to execute the Company’s business plan. In addition, the increase was also attributable to trade show and travel expenses associated with the raising of capital and investor relations during the quarter ended September 30, 2018. Whereas there were no capital raising activities and or investor relations activities during the same period in 2017.

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

The company has been investing Emotion Fashion Groups by developing new products, upgrading the factory and creating new marketing strategies. In addition, EFG has signed a 4 year agreement with Global Outlets for a minimum is sales of approximately $20 Million.

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

NINE MONTH ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTH ENDED SEPTEMBER 30, 2017

During the nine months ended September 30, 2018, we incurred a comprehensive net loss of net loss of $5,326,637 compared to a net loss of $330,213 for the nine months ended September 30, 2017. The increase in our net loss for the nine months ended September 30, 2018 over the comparable period of the prior year is primarily due to derivative liability expense of $1,637,527, interest expense incurred which includes the amortization of debt discounts and beneficial conversion features (“BCF”) on our convertible debt and finance costs of $622,500 associated with Series D-1 Preferred shares issued during the quarter. Interest expense of $986,312 which represented the amortization of discounts on convertible notes payable and accrued interest during the nine months ended September 30, 2018 as opposed to zero during the same period ended in 2017. The Company also experienced an increase in general and administrative (G&A) expenses of $1,376,297, professional fees of $922,711 compared to the same period in the prior year.

On June 27, 2017 the Company acquired 12 Hong Kong, Ltd which is accounted for as a reverse merger such that the financials of the Company are those of the acquired entity which as a result of this transaction became the public entity. In addition, the subsidiaries 12 Japan Ltd, 12 Europe A.G. and 12 Retail Corporation were added to the Company during the second half of 2017, and therefore for nine months ended September 30, 2018 includes for the first time the operations of these four subsidiaries.

The largest increase in G&A is the increase in compensation expense due to the addition of employees and management in order to execute the Company’s business plan. In addition, the increase was also attributable to trade show and travel expenses associated with the raising of capital and investor relations during the nine months ended September 30, 2018. Whereas there were no capital raising activities and or investor relations activities during the same period in 2017.

The Company also incurred professional fee expenses primarily from legal and consulting services of $651,959 resulting from the Company being publicly listed. There were no such costs during the prior comparable period of 2017.

Lastly, as a result of the debt raised, the Company incurred interest expense of $986,312 and derivative liability expense of $1,637,527 during the nine months ended September 30, 2018 as opposed to zero in the prior comparable period of 2017.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of September 30, 2018, the Company had a deficit in working capital (current liabilities in excess of current assets) of $4,071,913. A portion of this working capital deficit has been financed loans from stockholders. As of September 30, 2018, amounts owed to stockholders totaled $558,213. The total stockholders’ deficit as of September 30, 2018 and December 31, 2017 was $4,387,653 and $1,050,791. The increase in working capital deficit when compared to December 31, 2017 was principally due to an increase in notes payable (“debt-equity”) and associated derivative liability and to a lesser extent, an increase in accounts payable.

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

At September 30, 2018, the Cash and Cash Equivalents balance was $50,513 compared to $100,264 as of December 31, 2017. The primary reason for the decrease is a higher level of investment in product development that was paid in the nine month period ending September 30, 2018.

During the nine months ended September 30, 2018, current liabilities increased by $3,104,101 when compared to December 31, 2017. The primary reasons for the increase was an increase is due to derivative liabilities of $1,735,027 and notes payable (“debt-equity”) due liabilities that became obligation of the Company with the acquisition E-motion Apparel, Inc., amounts due to unrelated parties, and amounts due to stockholders. In addition, the Company also incurred interest expense associated with Beneficial Conversion Feature of $516,288.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended September 30, 2018. Our total accumulated deficit as of September 30, 2018 was approximately $7.8 million.

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

OTCQB

On July 11, 2018, the Company’s stock started trading on the OTCQB market with the symbol RETC after successfully meeting the standards of OTCQB. The Company was previously quoted on the OTC Pink market.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended September 30, 2018. See Note 4 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of September 30, 2018 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2018, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 6 Exhibits

The following documents are included herein:

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as emended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

33	Issuance of Series D-3 Preferred Stock

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: November 19, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: November 19, 2018	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chairman, Director, President, Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Director Secretary Treasurer Chief Operating Officer (Principal Accounting Officer) (Principal Financial Officer)

