Form 10-Q/A
period 2018-06-30
12 Retech Corp
filed 2018-12-31
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

The number of shares of common stock ($0.00001 par value) outstanding as of November 19, 2018 was 481,230,265.

Background of the Restatement

On November 19, 2018, due to a misapplication of the Accounting Standards, we concluded that our previously issued Consolidated Financial Statements for period ended June 30, 2018, needed to be restated.

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 previously filed on August 19, 2018 (the “Original Filing”). We are filing this Form 10- Q/A to restate our unaudited consolidated financial statements, financial data and related disclosures as of and for the three-month and six-month periods ended June 30, 2018 and 2017 to give effect to the Restatement. In Note 2. “Restatement of Previously Issued Consolidated Financial Statements,” we have included information regarding the Restatement and specific changes to our previously issued unaudited quarterly financial statements, including details of the adjustments to the previously issued unaudited quarterly financial statements as a result of the Restatement.

Explanation of the Restatement

The restatement of our unaudited quarterly financial statements and related disclosures primarily relates to the calculation of a derivative liability not reported in our historical unaudited quarterly financial statements for the quarter ended June 30, 2018. In accordance with accounting guidance presented in ASC 250-10 and SEC Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of these errors and concluded that they were material to the Company’s previously issued financial statements. The primary errors relate to calculation of a derivative liability associated the convertible notes payable.

The impact of the Restatement on the Consolidated Statements of Income primarily resulted in increase in the expenses for change fair value of derivative liability and increase in interest expense (three and six months ended June 30, 2018), which ultimately resulted in decreases to net income in the six months ended June 30, 2018. The impact of the Restatement on the Consolidated Balance Sheets primarily resulted in an increase of current liabilities in 2018. The impact of the Restatement adjustments on the Consolidated Statements of Cash Flows resulted in an increase of net cash provided by operating activities in the six months ended June 30, 2018.

This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing and no other information included in the Original Filing is amended hereby. Generally, no attempt has been made in this Form 10-Q/A to modify or update the foregoing items, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2. Subsequent to the Original Filing, we appointed a new Chief Financial Officer. Accordingly, these certifications are signed by our Chief Executive Officer and our Chief Financial Officer as of the date of filing this Form 10-Q/A.

12 RETECH CORPORATION

FOR THE THREE AND SIX MONTHS ENDED

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

	June 30, 2018 (As Restated)	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$38,297	$100,264
Accounts receivable	3,386	2,884
Prepaid expenses	8,322	1,290
Other current assets	21,451	13,878
Total Current Assets	71,456	118,316

Fixed assets, net	41,159	8,615
Goodwill	551,111	-
Software development	133,240	-
Security deposit	3,935	5,555
TOTAL ASSETS	$800,901	$132,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$959,373	$105,904
Due to stockholders	714,521	669,126
Notes payable, net of discounts	149,905	-
Convertible notes payable, net of discounts	886,457	408,247
Derivative liabilities	933,411	-
Total Current Liabilities	3,643,667	1,183,277

Total Liabilities	3,643,667	1,183,277

Commitments and Contingencies

Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value $1.00 stated value; 266,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Amount is shown net of discounts of $99,533.	166,467	-

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 5,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	50	50
Common stock: 1,000,000,000 and 500,000,000 authorized at June 30, 2018 and December 31, 2017, respectively; $0.00001 par value; 93,845,670 and 82,200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	938	822
Additional paid-in capital	3,911,047	1,267,916
Subscription receivable	(320,000)	-
Common stock to be issued, 0 and 487,612 shares at June 30, 2018 and December 31, 2017, respectively	-	92,646
Accumulated other comprehensive income	6,638	1,514
Accumulated deficit	(6,607,906)	(2,413,739)
Total Stockholders’ Deficit	(3,009,233)	(1,050,791)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$800,901	$132,486

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 (As Restated)	2017	2018 (As Restated)	2017

Revenues	$16,682	$9,018	$25,624	$43,397
Cost of revenue	36	-	36	451
Gross Profit	16,646	9,018	25,588	42,946

Operating Expenses
General and administrative	760,627	70,012	1,234,071	142,140
Professional fees	273,421	3,093	505,050	8,827
Depreciation	1,384	2,908	2,533	6,100
Total Operating Expenses	1,035,432	76,013	1,741,654	157,067

Loss from operations	(1,018,786)	(66,995)	(1,716,066)	(114,121)

Other Expense
Loss on debt extinguishment	(50,000)	-	(75,000)	-
Interest expense	(690,643)	-	(838,593)	-
Change in fair value of derivative liabilities	(933,411)	-	(933,411)	-
Net Other Expense	(1,674,054)	-	(1,847,004)	-

Net Loss	(2,692,840)	(66,995)	(3,563,070)	(114,121)

Net Loss Available for Common Stockholders	$(2,692,840)	$(66,995)	$(3,563,070)	$(114,121)

Comprehensive loss: Net Loss	$(2,692,840)	$(66,995)	$(3,563,070)	$(114,121)

Other comprehensive income- foreign currency translation adjustment	$19,778	$6,166	$5,124	-

Comprehensive Loss	$(2,673,062)	$(60,829)	$(3,557,946)	$(114,121)

Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	86,059,166	50,000,000	84,350,585	50,000,000

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018 (As Restated)	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,563,070)	$(114,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,533	6,100
Stock based compensation	448,754	-
Amortization of debt discount	834,966	-
Amortization of embedded derivative	933,411	-
Loss on debt extinguishment	75,000	-
Accretion of interest for note payable	1,854
Accounts receivable	(502)	(64,000)
Prepaid Expenses	(460)	33,122
Inventory	-	(820)
Other current assets	(7,573)	-
Security deposit	1,620	-
Accounts payable and accrued liabilities	439,604	(3,250)
Net Cash Used in Operating Activities	(833,863)	(142,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,412)	(3,116)
Cash received from acqusition	779	-
Software development	(133,240)	-
Net Cash Used in Investing Activities	(134,873)	(3,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to stockholders	62,326	91,061
Repayment of due to stockholders	(16,931)	-
Proceeds from convertible notes payable	418,824	-
Costs of issuance of convertible notes payable	(33,824)	-
Issuance of common stock for cash	211,250	-
Issuance of Series B Preferred stock	266,000	-
Costs of issuance of Series B Preferred stock	(6,000)	-
Net Cash Provided by Financing Activities	901,645	91,061

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,124	348

Net decrease in cash and cash equivalents	(61,967)	(54,676)
Cash and cash equivalents, beginning of period	100,264	56,644
Cash and cash equivalents, end of period	$38,297	$1,968

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock to be issued in current period	$92,646	$-
Common stock issued in conjunction with convertible notes	$86,602	$-
Original isssue discount on convertible notes payable	$26,468	$-
Beneficial conversion feature for convertible notes payable	$811,205	$-
Common stock issued for acquisition for E-motion (see Note 3)	$80,000	$-

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

2. Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements

In connection with the preparation and review of the Company’s unaudited financial statements for the quarter ended ended June 30, 2018, management identified certain errors in the Company’s historical interim unaudited financial statements. As a result, the Company concluded that its previously issued unaudited consolidated financial statements for quarter ended June 30, 2018, need to be restated. Within this report, the Company has included restated unaudited interim consolidated financial statements as of, and for the three and six months ended, June 30, 2018. This Note 2 to the unaudited interim consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the three and six months ended June 30, 2018, respectively.

The restatement corrects errors primarily related to: (1) the derivative liability embedded in the convertible notes payable, as well as the related interest expense and discounts; (2) goodwill associated with the acquisition of Emotion Fashion Group on May 1, 2018 due to additional liabilities identified which were related to this acquisition, and (3) reclassification of Series B preferred shares from permanent equity to mezzanine.

Adjustments needed to correct errors

(1) Derivative Liability – Under ASC 480, Distinguishing Liabilities from Equity, a conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.  The Company classified certain conversion features in the convertible notes issued during 2017 and 2018 as embedded derivative instruments due to down-round ratchet provisions and potential adjustments to conversion prices due to events of default in June 2018, for which made the notes immediately convertible, and accordingly measures and carries the conversion features as derivative liabilities in the consolidated financial statements. Also, the Company determined that the certain notes should be measured and carried at fair value in the consolidated financial statements according to ASC 480, as they are settleable in a variable number of shares based on a fixed monetary amount known at inception. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, the Company decided a Monte Carlo Simulation model. The company recognized a change in derivative liability of $933,411 for the period ended June 30, 2018.

(2) Goodwill– The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed has been recognized as Goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, may be made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to Goodwill. As such the goodwill amount has been adjusted $551,110 at June 30, 2018, as it relates to the acquisitions of Emotion Fashion Group. This amount was adjusted as the company found additional liabilities associated with Emotion Fashion Group which lead to an increase in the amount of Goodwill associated with the acquisition of Emotion Fashion Group.

(3) Reclassification from Permanent Equity to Mezzanine of Series B Preferred Shares– The Series B Redeemable Convertible Preferred Stock has been reclassified as temporary equity, as it is redeemable by the holder at 15 months after issuance. It has thus have been recorded as mezzanine.

The following summarizes the impact of the Restatement on our previously reported unaudited interim Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018.

Consolidated Balance Sheet

June 30, 2018

	As previously
	Reported	Adjustment	Restated	Reference
ASSETS
Current Assets:
Cash and cash equivalents	$38,297	$-	$38,297
Accounts receivable	3,386	-	3,386
Prepaid expenses	8,322	-	8,322
Other current assets	21,451	-	21,451
Total Current Assets	71,456	-	71,456

Fixed assets, net	41,159	-	41,159
Goodwill	274,137	276,974	551,111	2
Software development	133,240	-	133,240
Security deposit	3,935	-	3,935
TOTAL ASSETS	$523,927	$276,974	$800,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$682,399	$276,974	$959,373	2
Due to stockholders	714,521	-	714,521
Notes payable, net of discounts	149,905	-	149,905
Convertible notes payable, net of discounts	886,457	-	886,457
Derivative liabilities	-	933,411	933,411	1
Total Current Liabilities	2,433,282	1,210,385	3,643,667

Total Liabilities	2,433,282	1,210,385	3,643,667

Commitments and Contingencies

Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value $1.00 stated value; 266,000 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Amount is shown net of discounts of $99,533.	3	166,464	166,467	2
Total Commitments and Contingencies	3	166,464	166,467

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 5,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	50	-	50
Common stock: 1,000,000,000 and 500,000,000 authorized at June 30, 2018 and December 31, 2017, respectively; $0.00001 par value; 93,845,670 and 82,200,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	938	-	938
Additional paid-in capital	3,541,331	369,715	3,911,046	12
Subscription receivable	(320,000)	-	(320,000)
Common stock to be issued, 0 and 487,612 shares at June 30, 2018 and December 31, 2017, respectively	-	-	-
Accumulated other comprehensive income	6,638	-	6,638
Accumulated deficit	(5,138,315)	(1,469,590)	(6,607,905)
Total Stockholders’ Deficit	(1,909,358)	(1,099,875)	(2,842,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$523,927	$276,974	$800,901

Consolidated Statement of Operations

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	As previously Reported	Adjustment	Restated	As previously Reported	Adjustment	Restated	Reference

Revenues	$16,682	$-	$16,682	$25,624	$-	$25,624
Cost of revenue	36	-	36	36	-	36
Gross Profit	16,646		16,646	25,588		25,588

Operating Expenses
General and administrative	760,627	-	760,627	1,246,174	-	1,234,071
Professional fees	273,421	-	273,421	505,050	-	505,050
Depreciation	1,384	-	1,384	2,533	-	2,533
Total Operating Expenses	1,035,432	-	1,035,432	1,753,757		1,741,654

Loss from operations	(1,018,786)		(1,018,786)	(1,728,169)		(1,716,066)

Other Expense
Loss on debt extinguishment	(50,000)	-	(50,000)	(75,000)	-	(75,000)
Interest expense	(645,560)	45,083	(690,643)	(793,510)	45,083	(838,593)	1
Change in fair value of derivative liabilities	-	933,411	(933,411)	-	933,411	(933,411)	1
Net Other Expense	(695,560)	978,494	(1,674,054)	(868,510)	979,214	(1,847,004)

Net Loss	(1,714,346)	978,494	(2,692,840)	(2,596,679)	979,214	(3,563,070)

Deemed Dividend - Preferred Stock	(140,000)	140,000	-	(140,000)	140,000	-

Net Loss Available for for Common Stockholders	$(1,854,346)	$1,118,494	$(2,692,840)	$(2,736,679)	$1,118,494	$(3,563,070)

Comprehensive loss: Net Loss	$(1,714,346)	$978,494	$(2,692,840)	$(2,596,679)	$978,494	$(3,563,070)

Other comprehensive income- foreign currency translation adjustment	$19,778	-	19,778	$5,124	-	5,124

Comprehensive Loss	$(1,694,568)	$978,494	$(2,673,062)	$(2,591,555)	$978,494	$(3,557,946)

Net Loss Per Common Share: Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	86,059,166	86,059,166	86,059,166	84,350,585	84,350,585	84,350,585

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2018
	As previously reported	Adjusted	Restated	Reference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,584,576)		$(3,563,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,533	-	2,533
Stock based compensation	448,754	-	448,754
Amortization of debt discount	273,595	561,371	834,966	1
Amortization of Embedded Derivative	516,288	417,123	933,411	1
Loss on debt extinguishment	75,000	-	75,000
Accretion of interest for note payable	1,854	-	1,854
Accounts receivable	(502)	-	(502)
Prepaid Expenses	(460)	-	(460)
Other current assets	(7,573)	-	(7,573)
Security deposit	1,620	-	1,620
Accounts payable and accrued liabilities	439,604	-	439,604
Net Cash Used in Operating Activities	(833,863)		(833,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,412)	-	(2,412)
Cash received from acqusition	779	-	779
Software development	(133,240)	-	(133,240)
Net Cash Used in Investing Activities	(134,873)		(134,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to stockholders	62,326	-	62,326
Repayment of due to stockholders	(16,931)	-	(16,931)
Proceeds from convertible notes payable	418,824	-	418,824
Costs of issuance of convertible notes payable	(33,824)	-	(33,824)
Issuance of common stock for cash	211,250	-	211,250
Issuance of Series B Preferred stock	266,000	-	266,000
Costs of issuance of Series B Preferred stock	(6,000)	-	(6,000)
Net Cash Provided by Financing Activities	901,645		901,645

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,124		5,124

Net decrease in cash and cash equivalents	(61,967)		(61,967)
Cash and cash equivalents, beginning of period	100,264		100,264
Cash and cash equivalents, end of period	$38,297		$38,297

Supplemental cash flow information
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Non-cash transactions:
Common stock to be issued in current period	$92,646		$92,646
Common stock issued in conjunction with convertible notes	$86,602		$86,602
Original isssue discount on convertible notes payable	$26,468		$26,468
Beneficial conversion feature for convertible preferred stock -recognized as deemed dividend	$140,000	$(140,000)	$-	3
Beneficial conversion feature for convertible notes payable	$634,282	176,923	$811,205	1
Common stock issued for acquisition for E-motion (see Note 3)	$80,000		$80,000

NOTE 3. GOING CONCERN

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2018, the Company has incurred losses totaling approximately $6.6 million since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities, private placements of common stock and revenues generated from its first mircrobrand acquisition Emotion Fashion Group, Inc. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. ACQUISITIONS

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

On July 6, 2018, the Company re-incorporated EAI. in the state of Utah, USA and later re-named as Emotion Fashion Group, Inc. and does business under the brand name, “Emotion Fashions.” Going forward, the Company will operate all brands under the single entity, Emotion Fashion Group.

Emotion Fashion Group was founded in 2010 and designs and manufactures women’s apparel and kids dancewear.

The acquisition of Emotion Fashion Group, Inc. was accounted for under ASC 805. The following table summarizes the final allocation of assets acquired and liabilities assumed as of the Acquisition Date at estimated fair value.

Fair value below:

As of May 1, 2018, the assets and net liabilities acquired were as follows:

As Restated
Cash	$779
Assets (except cash)	62,704
Goodwill	551,111
Liabilities (Restated)	(534,593)
Net assets	$80,000

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

Emotion Fashion Group’ results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on May 1, 2018. Emotion Fashion Group contributed revenues of $897 and a net loss of $22,118 from the date of acquisition through June 30, 2018.

Revenues for Emotion Fashion Group were lower because the company was dormant most of 2017 and first quarter of the 2018. This was partly due to the fact that the company moved operations from Los Angeles, CA to Salt Lake City Utah. In additional the company was re-branded and is gearing for its re-launch that began in June 2018.

The below table sets forth selected unaudited pro forma financial information for the Company as if Emotion Fashion Group was owned for the entire three and six months ended June 30, 2018 and 2017.

	Proforma
	Six Months Ended
	June 30,
	2018 (As Restated)	2017
Revenues	$31,981	$57,205

Net Loss	$(3,582,862)	$324,288

Net Loss Per Share	$(0.04)	$0.01

	Proforma
	Three Months Ended
	June 30.
	2018 (As Restated)	2017
Revenues	$23,039	$22,432

Net Loss	$(2,710,261)	$383,051

Net Loss Per Share	$(0.03)	$0.01

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

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail and Emotion Fashion Group which includes E-motion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. All inter-company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $551,111 at June 30, 2018 relates to the acquisitions of Emotion Fashion Group. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has determined that there has been no impairment of goodwill at June 30, 2018.

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

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s expected term to interest expense in the consolidated statements of operations.

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

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the embedded derivatives and notes at June 30, 2018 are as follows:

Inputs
Volatility (1)	139% - 163%
Risk free interest rate	1.93% - 2.11%
Common stock price	.030
Conversion price	25% - 55% discount to common stock price

(1)	“Level 3” input.

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

Commitments and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is redeemable by the holder at a future date. The Series D-1 Preferred Stock will be classified as temporary equity due to the fact that it is redeemable immediately.

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

NOTE 6 – FIXED ASSETS, NET

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017

Accounts payable	$332,349	$30,625
Accrued expenses	566,031	66,931
Accrued interest	60,993	8,348
	$959,373	$105,904

NOTE 8 - STOCKHOLDER TRANSACTIONS

Due to stockholders at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Daniel Monteverde	9,652	8,214
Angelo Ponzetta	547,140	500,798
Gianni Ponzetta	157,729	160,114
	$714,521	$669,126

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2018 and December 31, 2017 which consists of the following:

	June 30, 2018 (As Restated)	December 31, 2017
Dated September 15, 2017	$462,500	$387,500
Dated December 8, 2017	185,292	92,646
Dated December 12, 2017	185,292	92,646
Dated March 15, 2018	100,000	-
Dated April 27, 2018	100,000	-
Dated May 17, 2018	60,000	-
Total convertible notes payable	1,093,084	572,792

Less: Unamortized debt discount	(206,627)	(164,545)
Total convertible notes	886,457	408,247

Less: current portion of convertible notes	886,457	408,247
Long-term convertible notes	$-	$-

For the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $641,933 and $0 respectively, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features. The issue discounts and debt discounts are being amortized over the life of the notes using straight line amortization due to the short term nature of the note. Remaining issue discounts and debt discounts of $206,627 will be fully amortized by May 2019.

For the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $789,883 and $0 respectively, all of which represented the amortization of original issue discounts, debt discounts, derivative liabilities, beneficial conversion features and accrued interest.

The following is the change in derivative liability for the six months ended June 30, 2018:

For the Six Months Ended June 30, 2018 (As Restated)
Balance - December 31, 2017	$-

Issuance of new derivative liabilities	933,411
Conversions to paid-in capital	-
Change in fair market value of derivative liabilities
Balance - June 30, 2018	$933,411

The Company recognized a change in derivative liability of $933,411 for the period ended June 30, 2018. The derivative liability was determined using the Monte Carlo valuation method as of June 30, 2018.

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

Key inputs used in the Monte Carlo Simulation model to determine the fair value of the embedded derivatives and notes at June 30, 2018 are as follows:

Inputs
Volatility (1)	139% - 163%
Risk free interest rate	1.93% - 2.11%
Common stock price	.030
Conversion price	25% - 55% discount to common stock price

(1)	“Level 3” input.

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

As of June 30, 2018, the Company has determined that there is no reset for the conversion terms of the note. As of the June 30, 2018, the Company recognized a derivative liability of $290,114 and $268,674 on each tranche of the notes respectively. As a subsequent event, on July 12, 2018, SBI converted $19,990 of this note for 510,204 shares of common stock.

December 8, 2017 Note

On December 8, 2017, the Company entered into the promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity As date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to LG 121,903 shares of our common stock each on January 13, 2018 and February 1, 2018, for a total of 243,806 shares, with a value equal to $46,323, based on the previous day closing price.

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

As of June 30, 2018, the Company recognized a derivative liability of $78,277.

As a subsequent event, on July 12, 2018, LG converted $6,289 of the note for 127,056 shares of common stock and on July 24, 2018, LG converted $6,289 of the note for 239,592 shares of common stock.

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

As of June 30, 2018, the company recognized a derivative liability of $78,277.

As a subsequent event, on July, 24, 2018, Cerberus converted $ 4,533 of the note for 100,740 shares of common stock.

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

As of June 30, 2018, the Company recognized a derivative liability of $40,640.

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

As of June 30, 2018, the Company recognized a derivative liability of $40,640.

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

As of June 30, 2018, the Company recognized a derivative liability of $46,366.

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

As of June 30, 2018, the Company recognized a derivative liability of $90,423.

NOTE 10 – NOTE PAYBLE

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

NOTE 11 – PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

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

Commitment and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder at a future date. When issued, the Series D-1 Preferred Stock will be classified as temporary Series D-1 as temporary equity due to the fact that redeemable immediately.

Series A Preferred Stock

There were no issuances of the Series A Preferred Stock during the six months ended June 30, 2018

As of June 30, 2018, and December 31, 2017, 5,000,000 shares of Series A Preferred Stock were issued and outstanding.

As a subsequent event, on July 19, 2018, 1,500,000 shares of Series A Preferred Stock were issued as compensation for services.

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

As of June 30, 2018 and December 31, 2017, 266,000 and 0 shares of Series B Preferred Stock were issued and outstanding and a related discount of $99,533, respectively.

As a subsequent event on, on July 31, 2018 Geneva converted 15,000 shares of Series B preferred shares to 732,783 shares of common stock and on August 14, converted an addition 15,000 shares of Series B preferred shares for 1,500,708.

Series C Preferred Stock

There were no issuances of the Series C Preferred Stock during the six months ended June 30, 2018.

As a subsequent event, on August 6, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018. The Series C Preferred Shares has no equity value, no preference in liquidation and is not convertible into common shares, but authorizes the holder to vote one billion votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. The Board believes Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

Series D Preferred Stock

Series D Preferred stock are Blank Check Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock. On July 13, 2018, the Company filed an amended certificate of designations increasing the authorized Series D preferred shares from 1 million to 10 million, as a reallocation of the 50 million Preferred Shares authorized. All of these 10 million Series D preferred shares are part of the 50 million authorized preferred shares. On July 5, 2018 the Company filed a certificate of designation to create a subset of the Series D Preferred Stock designated Series D-1 (see below)

Series D-1 Preferred Stock, as a subsequent event on July 2, 2018, the Company entered in to Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”) and as a part of that Agreement the Company created a subset series D-1 preferred stock from the authorized series D preferred shares having special rights and privileges as follows:

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

As a subsequent event, on July 2, 2018, the Company reserved of 20,000,000 shares of our common stock to Oasis Capital under the Equity Purchase Agreement. In connection with the Equity Purchase Agreement, Oasis Capital was issued 311,250 shares of the Company’s Series D-1 Preferred Stock which is convertible, at the option of Oasis Capital, into shares of our common stock, subject to a beneficial ownership limitation of 4.99% of the then outstanding shares of common stock. Other than the Commitment Shares, the amount and percentage of shares of our common stock that will be beneficially owned by the selling stockholder after completion of the offering assume that they will sell all shares of our common stock being offered pursuant to this prospectus.

As a subsequent event, on July 13, 2018 the Company increased its authorized Series D Preferred Stock from one million to ten million (10,000,000) authorized shares of stock from the 50 million total authorized preferred shares. These shares are designated as “Blank Check Preferred” allowing the Board of Directors to set the rights privileges and voting as determined by the Board of Directors as well as dividing this Series into other series as the need may arise.

As a subsequent event, on August 7, 2018, there were 311,250 shares of Series D Preferred Stock outstanding all, of which are the series D-1 preferred shares at par value of $2 per share total $622,500. The Series D-1 Preferred Stock will be classified Series D-1 as temporary equity due to the fact that redeemable immediately.

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

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2018 and 2017.

	3 months ended June 30, 2018
	North America	Asia	Europe	Total
Revenue	$7,254	$9,390	$38	$16,682

	3 months ended June 30, 2017
	North America	Asia	Europe	Total
Revenue	$-	$9,018	$-	$9,018

	6 months ended June 30, 2018
June 30, 2018	North America	Asia	Europe	Total
Revenue	$7,254	$18,332	$38	$25,624

June 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$32,465	$7,724	$970	$41,159
Total assets	$631,576	$166,086	$3,239	$759,742

	6 months ended June 30, 2017
June 30, 2017	North America	Asia	Europe	Total
Revenue	$-	$43,397	$-	$43,397

June 30, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$9,095	$15,029	$24,125
Total assets	$-	$153,898	$388	$154,286

The following table shows assets information by geographic segment at June 30, 2018 and December 31, 2017.

June 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$32,465	$7,724	$970	$41,159
Total assets	$590,417	$166,086	$3,239	$759,742

December 31, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,383	$1,232	$8,615
Total assets	$20,394	$84,206	$27,886	$132,486

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

-Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc. (“EAI”) which includes E-motion Apparel Inc., Lexi Luu Designs, Inc, Punkz Gear and Skipjack Dive and Dancewear. On March 12, 2018, The Company entered into an agreement to acquire 100% of the equity in EAI., a California corporation which became effective May 1, 2018, though the 12 Retail subsidiary, pursuant to a Share Exchange Agreement which itself owns five microbrands that target specific niche markets: E-motion Apparel, Inc., Lexi-Luu Dancewear Inc., Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many quantities of small production runs of garments, keeping online sales channels fresh. On July 26, 2018 EAI was reincorporated in Utah. EAI changed its name to Emotion Fashion Group, Inc See Form 8–K dated March 15, 2018 & April 27, 2018.

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

QUARTER ENDED JUNE 30, 2018 COMPARED TO THE QUARTER ENDED JUNE 30, 2017

During the quarter ended June 30, 2018, we incurred of net loss of $2,692,840 compared to a net loss of $66,995 for the quarter ended June 30, 2017. The increase in our net loss for the quarter ended June 30, 2018 over the comparable period of the prior year is primarily due to expense associated with derivative liabilities of $933,411. In addition, the company incurred interest expense, which includes the amortization of debt discounts and beneficial conversion features (“BCF) on our convertible debt. This BCF represented a $516,288 increase in Interest Expense during the quarter ended June 30, 2018 as opposed to zero during the same period ended in 2017. The Company also experienced an increase in general and administrative (G&A) expenses of $690,615 and professional fees of $270,328 compared to the same period in the prior year. The company has also included approximately $276,974 in accounts payable and accrued expenses which was acquired with EFG that is being disputed and management expects with be significant reduced by year end.

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

Lastly, as a result of the debt raised, the Company incurred interest expense of $690,643 during the quarter ended June 30, 2018 as opposed to zero in the prior comparable period of 2017.

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

SIX MONTH ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTH ENDED JUNE 30, 2017

During the six months ended June 30, 2018, we incurred a net loss of net loss of $3,563,070 compared to a net loss of $114,121 for the six months ended June 30, 2017. The increase in our net loss for the six months ended June 30, 2018 over the comparable period of the prior year is primarily due to expense associated with derivative liabilities of $933,411. In addition, the company incurred interest expense, which includes the amortization of debt discounts and beneficial conversion features (“BCF”) on our convertible debt. This BCF represented a $516,288 increase in interest expense during the six months ended June 30, 2018 as opposed to zero during the same period ended in 2017. The Company also experienced an increase in general and administrative (G&A) expenses of $1,091,931, professional fees of $496,223 compared to the same period in the prior year. The company has also included approximately $276,974 in accounts payable and accrued expenses which was acquired with EFG that is being disputed and management expects with be significant reduced by year end.

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

Lastly, as a result of the debt raised, the Company incurred interest expense of $838,593 during the six months ended June 30, 2018 as opposed to zero in the prior comparable period of 2017.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of June 30, 2018, the Company had a deficit in working capital (current liabilities in excess of current assets) of $3,572,211. A portion of this working capital deficit has been financed loans from stockholders. As of June 30, 2018, amounts owed to stockholders totaled $714,521. The working capital deficit as of December 31, 2017 was $1,064,961 compared to $3,572,211 as of June 30, 2018. The increase in working capital deficit when compared to December 31, 2017 was principally due to an increase in notes payable (“debt-equity”) and to a lesser extent, an increase in accounts payable and derivative liability.

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

At June 30, 2018, the Cash and Cash Equivalents balance was $38,297 compared to $100,264 as of December 31, 2017. The primary reason for the decrease is a higher level of investment in product development that was paid out in the six- month period ending June 30, 2018.

During the six months ended June 30, 2018, current liabilities increased by $2,460,390 when compared to December 31, 2017. The primary reasons for the increase was an increase in notes payable (“debt-equity”) due liabilities that became obligation of the Company with the acquisition E-motion Apparel, Inc., amounts due to unrelated parties, and amounts due to stockholders. In addition, the Company also incurred interest expense associated with Beneficial Conversion Feature of $516,288 and derivative liability of $933,411.

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

The Company acquired its first microbrand with the acquisition of Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc., on March 12, 2018, however the effective date is May 1, 2018. See our Form 8-K dated April 27, 2018 EAI. will contribute to the revenue and increase the EBITDA in the first twelve months of operations after acquisition. Management believes that this acquisition proves the viability of our accretive share exchange acquisition model and anticipates the ability to announce future acquisitions throughout 2018 and beyond.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended June 30, 2018. Our total accumulated deficit as of June 30, 2018 was approximately $6.6 million.

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

