Form 10-K
period 2018-12-31
12 Retech Corp
filed 2019-04-15
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

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

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” smaller reporting company and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock ($0.00001 par value) outstanding as of March 29, 2019 was 994,152,866.

DOCUMENTS INCORPORATED BY REFERENCE: None.

12 RETECH CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. BUSINESS

At our core, we are a software Company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our Brand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents: 12 Hong Kong, Limited (“12HK”, “12 Hong Kong, Ltd.”), 12 Japan, Limited (“12JP”, “12 Japan, Ltd.”), 12 Europe A.G. (“12EU”, “12 Europe AG”), and 12 Retail Corporation (“12 Retail”) which, with its subsidiaries, designs, manufactures, and sells primarily fashion products through all channels including online, wholesale to retailers, and in our own store(s) from North America. 12 Retail’s subsidiaries include: Emotion Fashion Group, Inc. (acquired May 2018), Red Wire Group, LLC (Acquired February 2019) and Rune NYC, LLC (Acquired March 2019).

Our Subsidiaries:

Subsidiaries related to the development, sales and operation of our Software-based technology solutions:

-12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong. On June 27, 2017, the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction (See section 7 Management Discussion & Analysis). This is the technology company that manages all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. In addition, this subsidiary serves as an additional marketing and sales hub for Asia, particularly the Chinese market, excluding Japan.

-12 Japan, Ltd., a corporation organized in Japan. The Company acquired 12 Japan, Ltd, located in Tokyo, Japan on July 31, 2017 in a share exchange transaction (see section 7 Management Discussion & Analysis). This subsidiary operates in the country of Japan. It is this subsidiary that services our first customer, Itoya, Ltd, where our technology was successfully implemented and proven. Itoya, Ltd has begun to expand the use of our technology to additional stores. Our operational staff here assists 12 Hong Kong in the maintenance requirements of our software solutions worldwide.

-12 Europe A.G., a corporation organized in Switzerland. The Company acquired 12 Europe A.G. on October 26, 2017 in a share exchange transaction. (see section 7 Management Discussion & Analysis). This subsidiary markets, sells, and services the Company’s proprietary and licensed technology to retailers in the European market from its base in Zurich, Switzerland. Since its acquisition, this subsidiary has already signed agreements with 4 retailers, 1 department store, and 3 local businesses to deploy our technology and 12Sconti app (see Our Technology).

Subsidiaries primarily involved in our Brand Acquisition Strategy:

-12 Retail Corporation, which is a holding Company, was organized in the state of Arizona, USA, and maintains an office in Scottsdale, Arizona. This subsidiary was formed on Sept. 18, 2017 to execute the Company’s Brand rollup acquisition strategy, as well as to penetrate the North American market with our technology to select retailers. All of the brands that are acquired will retain their own brand name and identity, although they will share some economies of scale and benefit from the management expertise, resources, and capital allocation available as a subsidiary of the Company. The brands will become subsidiaries of 12 Retail Corporation. Each of the brands that transact business with North American retailers will be used as a conduit or entry point for our technology subsidiaries to sell our software solutions.

Subsidiaries of 12 Retail Corporation:

That manufacture and market our Brands.

-Emotion Fashion Group, Inc. (“EFG”) Organized in the State of Utah on July 6, 2018, to consolidate primarily the brand assets from the Company’s acquisition on May 1, 2018 of Emotion Apparel, Inc, subsequent to that consolidation, Emotion Apparel, Inc was closed and abandoned. EFG has 5 brands: Emotion Fashions (contemporary woman’s resort wear), Lexi-Luu Dancewear (children’s dance clothes), Punkz Gear (teenage hip-hop and street wear), Skipjack dance and dive wear (swimwear; currently inactive), and Cleo VII (Accessories; currently inactive) With the acquisition of Red Wire Group, LLC, EFG has turned over all of its manufacturing operations in Salt Lake City, Utah to the efficient operational management team of Red Wire Group, LLC. (See Below).

-The Red Wire Group, LLC (RWG) As a subsequent event, the Company acquired 100% of the equity in The Red Wire Group, a Utah limited liability company effective February 20, 2019, through the 12 Retail Subsidiary, pursuant to an Exchange of Equity Agreement (see Section “Subsequent Events”). RWG is an efficient “cut & sew” factory with which independent third parties contract to produce clothes for sale. RWG is located almost directly across from the EFG facility, which allowed the Company to consolidate all clothing manufacturing under expert and highly trained management team of RWG, further streamlining costs. In addition, by merging both manufacturing facilities EFG becomes “just” another contract client for RWG, and RWG greatly increases its capacity to take on additional third party business.

-Rune NYC LLC (RUNE) As a subsequent event, on March 14, 2019, the Company acquired the controlling interest (92.5% of the equity) of RUNE, a New York limited liability company , through the 12 Retail Subsidiary, pursuant to an Exchange of Equity Agreement (see Section “Subsequent Events”). Key Management of RUNE remained with the Company to continue to expand the revenues of this contemporary woman’s Activewear and “Athleisure” brand, which is primarily sold to retailers. Its products will now primarily be manufactured in the RWG facilities, significantly lowering the product cost, allowing RUNE to sell to more retailers and begin to market online.

The Company continues to search for synergistic acquisitions that provide; immediate revenue, the potential for revenue growth and earnings, and may provide entries to sell our software and technology to other retailers and larger consumer brands.

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

However, brick and mortar retailers are not all going to disappear, and we expect the future survivors to evolve, because consumers will shop when they enjoy the shopping experience. Successful online merchants will evolve too as their competitive landscape becomes more crowded. Both online and physical store merchants are learning that as consumer habits change, traditional marketing and advertising channels like television are much less effective. We call this combination of forces the “Consumer Shift”. This Consumer Shift is driving a convergence of the online/mobile merchant with the physical retailer, as we have seen with Amazon’s acquisition of Whole Foods, Inc. and their opening of physical book stores, and Walmart’s acquisition of Jet.com. These convergence trends will continue.

World-wide retailing represents approximately $28 trillion in revenues, while in 2018 in the U.S. alone, all forms of retailing represented $5.35 trillion in annual revenues (according to Statista March 2019). While management believes that the Company’s software and technologies can benefit almost all retailers, the Company will initially focus on the Apparel and Cosmetics sectors where they believe we can have the biggest impact and which market generated over $346 billion in 2018 revenues in just the U.S. (Statista March 2019).

The Company benefits shareholders by generating its revenue and earnings four ways: 1) Through the revenue and earnings generated from its Brands, and 2) Through the revenues generated through the sale and/or licensing of its proprietary software and technology to third party retailers and merchants, and consumer brands, 3) Through the sale and placement of advertising equipment in retail oriented venues and the placement of advertising content to that equipment, 4) Through the acquisition of synergistic companies that provide immediate revenue and the potential for revenue and earnings growth.

Our Technology:

The Company’s patented, proprietary technology products, software and services, as well as management expertise, directly addresses the Consumer Shift with software solutions that seamlessly engage consumers both in the physical store and online retailing, encourage social sharing, and advertising while lowering retailer and merchants’ operating costs. We will deploy our technology ourselves at our microbrands where we demonstrate its effectiveness and develop additional feature sets.

Adoption and Deployment of our Software:

Over the last ten months, the Company has been further developing and refining our proprietary modular software platform, which we have coupled with the latest hardware to further provide engaging experiences for consumers that will allow retailers to sell more products, attract consumers back to their stores, track purchases and consumer interests, and reduce their employee costs. Our improved platform will be available for sale in mid-April 2019, and will be available in multiple languages to support our three continent efforts (English, Japanese, German, and French, with more languages to be added).

Retailers have already expressed interest in our software solutions, recognizing that we demonstrate the 3P’s of successful technology: “Proven, Proprietary, and Patented”. Itoya has already successfully installed our technology in its 13-story lifestyle store in Tokyo and has begun to add our technology and software solutions in additional stores. We are in various stages of talks with other retailers in Japan and throughout Asia.

In Europe, we have entered a partnership, and announced on April 1st, 2019, the launch of our 12 Sconti App to its customers.

In North America, the Company has begun discussions with a number of retailers that we were able to target as a result of our recent acquisition of RUNE.

Our Acquisition Strategy:

The Company targets for acquisition those synergistic companies that provide immediate revenue, and the potential for growth in revenue and earnings and/or may provide entries to sell our software and technology to other retailers and consumer brands, and/or will provide support services to our existing operations. Therefore, we target brands that can benefit from our technology platform and expertise to grow their operations, brands that can give us entry into other retailers, and support companies for those brands and our technology such as clothing manufacturers and advertising and or marketing firms.

Generally, we now look for companies that have annual revenues in excess of $1.0 million where existing, talented Management wishes to remain and grow with us that have been constrained with a lack of capital or expertise. Companies less than $1.0 million in revenue may be acquired if they fit inside the organizational and sales structure of one of our existing operating companies. We are, of course, always looking to acquire larger companies and in fact have been and are still in talks with larger entities, but these are our minimum requirements. Support companies in new industries that can support our existing operations would only be acquired if existing management is retained and whose corporate culture fits with our own.

Brand Acquisitions:

Our initial efforts for our Brand acquisitions are focused around fashion brands and related products due to the high margins, wide acceptance, and their affinity to benefit from our technology platform. Management defines a target “brand” (“Brand”) as “any brand that generates under $50 million in annual revenue”. With many brick and mortar retail sales in decline due to the Consumer Shift, management believes that there is a strong opportunity to acquire Brands based on their generally reduced trough valuations that, through the deployment of our technologies, can produce outsized returns and be generally accretive to our business. Since these Brands are small, they can be targeted to smaller individual niche demographics, providing the individuality required by the Consumer Shift. Each of our Brands are and will be complementary to each other and generally benefit from our technologies.

We have acquired a number of Brands over the last 18 months including EFG, RWG and Rune, and we expect to realize significant revenues from these acquisitions throughout 2019.

With the acquisition of significant profitable Brands, the Company may become self-sufficient, able to generate its own cash flow to minimize the need to raise capital to support its software development, sales and deployment.

Our Technology Strategy:

Management believes that adoption of our software technology and strategies by physical and online retailers and merchants is the only way for them to combat the threats posed by Amazon and Walmart. Additional threats are posed by Google and Facebook (which also owns Instagram), that together with Amazon dominate the vast majority of online searches. Our technology platform will provide some alternatives to the “Big 4” (“Amazon, Walmart, Google, and Facebook”), as well as being better able to utilize the tools and reach of the Big 4.

Here’s how:

With adoption by major retailers of our 12 Mobile APP, consumers will now be able to shop multiple brands from one platform, get valuable information within the physical stores, fully utilize our interactive 12 Mirrors and 12 AD Screens inside their stores, and share their experiences with others- resulting in building that retailer’s brand. Our engaging software creates experiences for shoppers to get them back into the stores where the retailers can compete much more effectively with the Big 4.

For retailers, our API’s can connect the retailer’s ERP systems and payment processing to our administrative APP on our platform. This allows their sales associates to have all the information at their fingertips that a consumer could want to know like: where the product is made, information about the warranty, what colors it comes in, care instructions, and how many are in stock, as well as price. It also provides suggestions of what else to offer the customers directly at the time of purchase to increase the sales ticket and improve consumer satisfaction. This minimizes training time, allows for less sales people on the sales floor while providing superior customer services (no more waiting on lines at a register). These processes increase revenue and lower costs. Our technology encourages consumers to share information about items they like and purchases they made creating engagement with their extended network and friends.

Our platform, which we market as the 12 Technology Suite, is modular, and allows each retailer to custom tailor which products or services will best engage their consumers creating experiences unique to their stores. Retailers easily manage all aspects of our platform from the 12 Dashboard, which allows them to add products, change offers, and push offers to consumers on the network easily and efficiently.

12 Technology Suite

We anticipate that the 12 Technology Suite (“12 Suite”) will be the next disruptive innovator in the retail sector. Simply put, 12 Suite is an interactive shopping cart that seamlessly combines shopping and social networking for a fun and unique shopping experience. 12 Suite integrates in-store, online, and mobile shopping with its smart mirror (“12Mirror”), 12Mobile APP, and 12Kiosk, while an interactive advertising screen, the 12 AD Screen, provides special offers from shops, restaurants, and service providers. Over next 36 months, the Company will be deploying its proprietary 12 Suite (software, hardware (the 12Mirror), applications for the iPhone, iPad, and Android phones and tablets (12Mobile)) that integrates traditional shopping, on-line shopping, entertainment and social networking into a “Totally Integrated Retail Platform”.

The first fully-integrated store (13 story lifestyle store) has been fully implemented in Tokyo, Japan and is running successfully since the beginning of 2016. More stores, for the same retailer, are now coming online, and we continue to be approached by other retailers around the world. Our updated and improved software will be available for sale beginning by mid-April 2019.

Our Platform is known as USXS

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

We believe that:

●	12 ReTech will set a new trend in retailing; changing the way shopping and advertising is done

●	12 ReTech will connect people to business and people to people

●	12 ReTech will be the first offering a real-time service to consumers wherever they are located

●	12 ReTech will build on the complete integration of four fundamental retail and entertainment components: Traditional Shopping; Online/Mobile Shopping; Social Networking; PR - Advertising and Entertainment

Industry Overview

●	E-commerce has increased 20% on average each year but remains at only 8% of total commerce.

●	Many shoppers visit physical shops but purchase online looking for lower a price.

●	Untrained retailer staff cannot help effectively and can struggle to make consumers happy.

●	Waiting in line, waiting for fitting rooms, or waiting to pay, can be frustrating and has the potential to make customers exit the store without purchasing.

●	Small retailers cannot afford to spend significant money on advertising or technology.

●	Retailers are reluctant to fully embrace the potential of new technologies if it costs them significant money and is difficult to implement the new system.

●	There is a need to provide an easier way to get special offers to consumers.

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

We firmly believe that the modern shopper:

●	Wants to evaluate products all the time, not only while shopping.

●	Likes to learn about a product and get a trusted friend’s recommendation and suggestion through any means available, especially social media.

●	Wants flexible shopping anywhere; online, mobile or at the store.

●	Wants flexible ordering and delivery or pick-up at the store.

●	Wants to receive customized offers and promotions before entering or when they are at the store.

●	Expects seamless, personalized experience at every touch point – anytime, anywhere.

●	Wants convenience and value to be assured.

What does it bring to Customers?

12 ReTech’s technology helps drive more customers to the store and helps to increase sales due to the fact that customers will spend more time in the store browsing and checking products, sales can also be generated after store closure, sales can be generated after the consumer shows the product to friends and speaks with them. The technology allows retailers to receive customized information about customers, learn and understand their behavior and shopping patterns, while providing improved and customized offers to consumers. Customers create free advertising for the retailers through the sharing of pictures taken in the stores.

The 12 Technology Suite

Our 12 Technology Suite offers a spectrum of smart devices – from mirrors to PR screens to kiosks and more – to help retailers reach new consumers, increasing visibility across all channels and providing a better service.

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

The Administrative App
The 12 Admin APP is an application for retailers, which can be used on smart phones, tablets, or PC’s to communicate with the 12 ReTech technology system, checking product information, inventory and location for a better service to their customers. It also provides product-training sessions for education of the sales staff.

12Sconti App

The 12Sconti APP – a new addition to our 12 Suite (only offered in Europe)– was created to help in reducing food waste. This app helps retailers of perishable products to reduce their waste by offering products at reduced prices to 12Sconti’s users. It allows consumers to buy products at a cheaper price from vendors in their vicinities.

1% of all revenue will be donated to a charity organization dedicated to help mitigate world hunger.

12 ReTech Will Make Shopping a “Truly Social Experience”

Offers to Consumers

●	Consumers can enjoy shopping while they socialize with friends, being entertained at all times.

●	Consumers can check products online, in the store, on the 12Mirror, 12Kiosks or 12Mobile APP.

●	Consumers can get customized offers on specific products/brands.

●	Consumers do not need to wait in line for fittings and paying. They can have the flexibility of home delivery or pick-up at the store.

●	Consumers can get immediate offers and discounts on products, restaurants or services from business that is in the vicinity (within 10 min walking distance).

●	Consumers can always get the best immediate deal available on various offers.

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

Advertising and Entertainment

In the retail and advertising business, the ideal customer for adopting this concept are department stores, malls or small retailers who want to improve their sales at the shop and online by empowering consumers and providing them with a total experience and also by reaching them with unique offers. For the first stage of our mobile app, we are targeting small and middle level retailers as well as service providers. In stage two we will target people who have skills and want to provide them privately (Person to Person) generating additional value for consumers. We believe that the concept of allowing the Consumer to have fun, receive special offers and being entertained during their shopping experience is very important. 12 ReTech makes the consumer feel special, important and empowered, allowing them to choose the best offer available right now at the store they are in or at stores in the vicinity.

Intellectual Property

The Company has three patents pending covering its intellectual property. The Company recently hired the internationally known intellectual property law firm Fish and Richardson to process and protect all of the Company’s patent applications- worldwide.

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

Being re-applied for.

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

In addition, as of the date of the report the Company owned the following Universal Resource Locator(s) (URLs

-www.12retech.com

-www.12japan.jp

-www.12hongkong.com

-www.12europe.com

-www.12retail.com

-www.12sconti.com

-www.lexiludancewear.com

-www.lexiluudancewear.com

-www.Emotionapparelinc.com

-www.EmotionFashionGroupInc.com

-www.emotionfashiongroup.com

-www.emotionfashions.com

-www.redwiregroup.com

-www.runenyc.com

Other intellectual property:

-Through the ownership of various brands, including EFG, RWG and RUNE, the Company acquired the rights to hundreds of patterns as well as the proprietary process for making the fashion clothing owned and marketed by the Company.

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

- On June 27, 2017 the Company completed the acquisition of 12 Hong Kong, Ltd, which became a wholly-owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12HK representing 100% of the issued and outstanding equity of 12HK from the 12HK Shareholders (the “12HK Shares”) in exchange for an aggregate of Fifty Five Million (55,000,000) shares of Company stock, consisting of: (i) Fifty Million (50,000,000) shares of common stock; and, (ii) Five Million (5,000,000) shares of Series A Preferred Stock.

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

- On January 29, 2018, the Company amended its Articles of Incorporation giving its Board of Directors the power to issue up to 50,000,000 shares of Preferred Stock, and to fix the rights, preferences and privileges of each class of preferred stock so created. No shareholder approval is required in connection with the creation of classes of preferred stock under this authority and the setting of the rights, preferences and privileges of such shares. The Board of Directors acted to create new series of preferred stock, entitled Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock.

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

- On March 20, 2018, Geneva agreed to purchase an additional 68,000 Series B Preferred shares for $68,000 under the same terms as the initial purchase on January 31, 2018.

- In June 2018, Dominic D’Alleva joined the advisory board. In conjunction with his advisory board position, 12 ReTech issued 3,125,000 shares in June 2018. From 1995 to present time, Mr. D’Alleva has been a principal with D and D Realty Company, LLC, a privately-owned New York based New York limited liability company involved in the acquisition and financing of real estate. From 1986 to 1995, he was engaged in residential New York City real estate for his own account and as general counsel to various real estate acquisition firms. From December 2014 to October 2016, Mr. D’Alleva was Chairman of the Board of Warren Resources, Inc., a publicly traded energy Company which was reorganized in 2016. From 1983 to 1985, he served as Executive Vice President, Director and General Counsel of Swanton Corporation which engaged in energy, retail, and financial services businesses. From 1980 to 1983, he was Associate Counsel for Damson Oil Corporation. From 1977 to 1980, he was an associate with Simpson, Thatcher & Bartlett specializing in securities and corporate law. Mr. D’Alleva received a Bachelor of Arts degree Summa Cum Laude from Fordham University in 1974 and earned his Juris Doctor degree with honors from Yale University in 1977.

- On July 2, 2018, the Company entered in an Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”), and as a part of that Agreement the Company created a subset Series D-1 Preferred Stock from the authorized Series D Preferred Stock having special rights and privileges. The total number of shares of Series D-1 Preferred Stock issued was 311,250 shares, with a par value of $0.00001 per share and a stated value of $2.00 per share (the “Stated Value”). The Series D-1 Preferred Stock as a whole, of which Series D-1 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Company

- On July 2, 2018, the Company reserved of 100,000,000 shares of our common stock to Oasis Capital under the Equity Purchase Agreement. In connection with the Equity Purchase Agreement, Oasis Capital was issued 311,250 shares of the Company’s Series D-1 Preferred Stock which is convertible, at the option of Oasis Capital, into shares of our common stock, subject to a beneficial ownership limitation of 4.99% of the then outstanding shares of common stock. Other than the Commitment Shares, the amount and percentage of shares of our common stock that will be beneficially owned by the selling stockholder after completion of the offering assume that they will sell all shares of our common stock being offered pursuant to this prospectus.

- On July 5, 2018 the Company filed a certificate of designation to create a subset of the Series D Preferred Stock, designated Series D-1.

-On July 13, 2018 the Company increased its authorized Series D Preferred Stock from one million to ten million (10,000,000) authorized shares of stock from the 50 million total authorized preferred shares. These shares are designated as “Blank Check Preferred”, allowing the Board of Directors to set the rights, privileges, and voting as determined by the Board of Directors as well as dividing this Series into other series as the need may arise.

- On July 19, 2018, 1,500,000 shares of Series A Preferred Stock were issued as compensation for services.

- On August 6, 2018, the Board of Directors of 12 ReTech Corporation authorized the issuance of one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018. The Series C Preferred Shares have no equity value, no preference in liquidation, and are not convertible into common shares, but authorizes the holder to vote one billion (1,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

- On September 29, 2018, the Board of Directors of 12 ReTech Corporation authorized the issuance of twenty thousand (20,000) shares of our Series D-3 Preferred Shares to Gianni Ponzetta effective September 29, 2018 at a price of $5 par value per share in exchange for $100,000. On the same date, 12 ReTech Corporation authorized the issuance of four thousand (4,000) shares of our Series D-3 preferred shares to Gianni Ponzetta at $5 par value per share with a value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta. Lastly, 12 ReTech Corporation issued 30,840 shares of Series D-3 Preferred Shares to Gianni Ponzetta with par value per share of $5 in exchange of $154,234 which was owed to Gianni Ponzetta. On October 30, 2018, this Certificate of Designation was filed with the Secretary of State in the State of Nevada.

-As a subsequent event, on January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-5 Convertible Preferred Stock with par value $0.00001 and stated value of $4.00 per share.

-As a subsequent event, on January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-6 Convertible Preferred Stock with par value $0.00001 and stated value of $5.00 per share.

-As a subsequent event, on January 11, 2019, the Company filed an amendment to Series C Preferred shares where each issued and outstanding shares of Series C Preferred Stock shall be entitled to Eight Billion (8,000,000,000) votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

-As a subsequent event, on January 24, 2019, subsequent to year ended December 31, 2018, through its 12 Retail subsidiary, the Company acquired Red Wire Group, LLC, a Utah limited liability corporation founded in 2013, which manufactures apparel for multiple brands. This Company is located in Salt Lake City, with highly-trained, experienced employees, which allows the Company to expand is production capacity for its own brands as well as merge its operations with the EFG manufacturing facility and be able cope with the demand for production services from third party clients.

- As a subsequent event on March 8, 2019, the Company-filed Form 14C became effective. The Form 14C amended the Company’s Articles of Incorporation to affect an increase in the authorized shares of common stock from 1,000,000,000 shares to 8,000,000,000 shares.

- As a subsequent event, on March 14, 2019 the Company acquired 92.5% of the equity of Rune NYC, LLC, a New York limited liability company, through its 12 Retail Subsidiary, pursuant to a Share Exchange Agreement (see Section “Subsequent Events”). The Company, located in New York City, operates its own brand Rune NYC.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk and should not be made by anyone who cannot afford to lose their entire investment. You should consider carefully the risks set forth in this section, together with the other information contained in this report, before making a decision to invest in our common stock. Our business, operating results, and financial condition could be seriously harmed and you could lose your entire investment if any of the following risks were to occur. This document is not intended to be an offer of any securities nor a solicitation of any offer to buy or sell.

Risks Related to Our Business

Until the acquisition of our brands, we are a Company with limited operating history, little revenue and still have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

The Company commenced limited operations in June of 2017, with the acquisition of 12 Hong Kong, Ltd. The Company then acquired 12 Japan, Ltd in August 2017 followed by 12 Europe A.G. in October 2017. 12 Japan, Ltd brought a small portion of revenue, insufficient to fund operations while 12 Europe A.G. brought no revenue but brought a base of operations whereby the Company was able to secure retail customers in Europe that may begin to provide significant revenue in May 2018. The brand acquisitions are too new to provide sufficient working capital to the Company. Therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy while promising may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through December 31, 2018, the Company’s business has not shown a profit in operations and has generated little revenues. There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our present and planned business and business strategy. Until we have made significant brand acquisitions, the Company’s working capital may not be sufficient for our needs.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s December 31, 2018 consolidated financial statements, we had little revenues, have minimal business operations, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding or continue to make brand acquisitions. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to the risk of limited controls and procedures. In additional for the aforementioned reason there is a limit on the quantity of internal controls during our financial reporting process.

The Company’s CFO is currently the CEO of another Company

The Company CFO is also the CEO of another business and therefore may have limited time to work on the business and may experience time conflicts.

Our directors may lack of an independent director on your Board of Directors

Our CEO and CFO are also on our Board of Directors and as a result the Board of Directors may lack some independence

The stock ownership of your chief executive officer and the ability to control the Company

The Company’s Chief Executive Officer is also one of the most significant shareholders of the Company and as a result exercises significant control over the Company.

Small customer base makes on dependent on a few customers

The Company currently has a small customer base which makes the Company dependent on a limited number of parties for its business growth. Failure of these customers may adversely affect our business, results of operations and financial condition.

Risks related to the Retail Industry

The retail industry in general is changing. More people are shopping online and there is a general consolidation of major brands and a large number of well-known brands are financially stressed, including former industry giants like Sears, K-Mart and JC Penney. As of the writing of this filing Abercrombie & Fitch is closing 60 more stores, American Apparel has filed for Bankruptcy, BCBG closed 118 stores, Bebe has closed all their stores, Bon-ton has filed Chapter 11, HHGregg is closing 22 stores, the Limited has closed all of their stores, Sports Authority has closed, Toys R Us is liquidating all of their assets and closing all of their American stores, and many more are announcing closings or filing for bankruptcy. While this provides opportunity for new brands, it also provides risk as many of our brands also sell to well-known retailers and any one of them may announce closings or even a Chapter 11 filing. Therefore, there is no guarantee that the changes sweeping the retail industry today may negatively affect our business. With a changing retail environment like we are in today there are no guarantees that management’s strategy will be successful. Further the creditworthiness of many of the retailers most needing our technology products may be suspect and we may be negatively impacted by adverse credit risks associated with our future best customers.

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

Risks related to the competition of our current and future brands acquired or to be acquired by our subsidiary, 12 Retail Corporation.

Our current and planned brand acquisitions are in the highly competitive fashion industry. Many of those acquisitions will compete directly with better funded and better-known brands. While Management believes that it can compete directly with these larger brands, gambling on the public’s changing attitudes towards “looking the same as everyone else” and wanting individuality and on the Company’s proprietary technology to provide positive results there are no guarantees that the Company will be able to compete effectively.

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

Our Board of Directors has the authority to issue up to 8,000,000,000 authorized shares of our common stock or stock warrants and options to acquire such common stock. Our Board of Directors has the authority to issue up to 50,000,000 shares of preferred shares that have various rights of conversion to common stock. Refer to Description of Registrant’s Securities below for full details of Series A, Series B, Series C, and Series D Preferred Shares. The future issuance of common stock may result in dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

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

There are a number of shares of common stock underlying your outstanding preferred stock and convertible notes.

The Company has outstanding Preferred Stock and Convertible Notes with possibility of conversion into a number of common shares. Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included in this Annual Report on Form 10-K, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

-12HK- Rented a virtual office space on a yearly lease which ended October 9, 2018. The annual cost was $795 and was located at Unit 1104, 11/F Crawford House 70 Queens Road Central, Hong Kong.

-12JP- The Company leases a small office/showroom of 285.89 square foot at Maison de Ohashi Hanegi, Suite 203 with address at Hanegi 2-41-1, Setagaya-ku, Tokyo 156-0042, The 2-year lease began May 16, 2016 and automatically renewed on May 15, 2018. The monthly rent including administrative fee is $715.00 per month and the Company paid a security deposit of $700.00.

-12EU- Rents meeting and office space by the day on an as needed basis at a cost determined by the space needed.

-12 Retail- Has office space at 7135 E. Camelback Road Suite 230 Scottsdale Arizona 85251 where the Company has access to conference rooms on an as needed basis for a fee.

-Emotion Fashion Group, Inc Effective April 1, 2018 Emotion Fashion Group, Inc. has leased 6,450 square feet of warehouse, offices and production facilities at 2900 South West Temple in Salt Lake City, Utah USA. The monthly rent is $4,000 and is a triple net 3-year lease with 3% annual escalator clauses.

-12 ReTech- Leases under 200 square feet of office space at 420 Lexington Avenue Suite 300 New York City, N.Y. 10170 USA for a monthly fee of $2,095. The Lease provides conference room space on an hourly fee basis and is month to month.

- Red Wire Group, LLC rents 5,000 square feet of office and production space at 85 W Louise Avenue, Salt Lake City, UT under a lease that expires on July 31, 2020 for a monthly cost of $2,884. This is a triple net lease.

- Rune NYC, LLC entered into a 1-year lease to rent 550 square feet on April 1, 2019 for $1,950 per month at 252 West 38th Street, NY, NY 10018. Rune sublets 50% of the space to another fashion brand for $ 750 per month lowering its monthly rental cost to $1,200.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any material pending, threatened or unasserted claims.

PART II

Item 5. Market Information

Our common stock was traded under our former name DEVAGO, INC. on the over-the-counter pink market from December 30, 2014 to June 8, 2017 under the symbol “DVGG”. Effective June 8, 2017 the Company changed its name to 12 RETECH CORPORATION and effective on or around June 8, 2017 the quotation symbol was changed to “RETC” where our stock traded on OTC Markets’ over-the-counter pink sheet market. On March 16, 2018, the Company filed Form 8A-12G and became a mandatory filer with the United States Securities and Exchange Commission. The following table sets forth the high and low bid prices for our common stock on the OTC Markets over-the-counter pink market from January 1, 2018 to December 31, 2018. The source of these quotations is www.OTCMarkets.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
December 31, 2018	0.0013	0.00011
September 30, 2018	0.0042	0.0034
June 30, 2018	0.0834	0.0734
March 31, 2018	0.0900	0.0845

Holders of Common Stock

As of March 29, 2019 the closing price for the Company’s common stock on OTC Markets was $0.0007 per share. We had 1330 stockholders of record of the 994,152,866 shares outstanding.

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

ITEM 6. SELECT FINANCIAL DATA

As a “smaller reporting” as definied in Item 10(f)(1) of SEC Regulation S-K, we are not required to provide the information required by this item. The reader is cautioned to carefully read the “Management’s Discussion & Analysis” below, as well as the financial statements included in this report.

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

At our core, 12 ReTech Corporation is a software Company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our brand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents: 12 Hong Kong, Ltd. and 12 Japan, Ltd., 12 Europe A.G., 12 Retail Corporation (and subsidiary in North America, E-motion Apparel Inc).

The Company’s business strategy is twofold. First, we design, sell, and implement software that helps retailers to improve their physical store and online sales operations. We believe that the current slump of the global retail industry will not last forever. We believe that leading retailers, will emerge as industry leaders because they have adapted to the evolving needs of their customers. 12 ReTech owns and licenses several technologies that will be useful to the retailer who is looking to survive the current business environment and even allow these new leaders to thrive in their businesses.

Second, we plan to acquire multiple consumer products brands in an effort to take advantage of the current slump in the global retail industry. We will use our technology, our management and operational expertise and working capital to improve the brands that we acquire and will demonstrate to the investor community as well as the retail industry that our technology and expertise can create significant uplifted revenue and profit results for our retailer clients. By improving our brands and expanding their brand awareness and their operations, we hope to create additional value for 12 ReTech’s investors. By using the Company’s technology to improve the Company’s brands, the technology which is licensed to retailer customers will also become more effective for and attractive to outside retailer customers.

12 ReTech Corporation is a holding Company that operates through its subsidiaries:

●	12 Hong Kong, Ltd. – The technology development arm of the Company which develops and deploys the various technology offerings that the Company sells and/or licenses to their merchant customers.

●	12 Japan, Ltd. – The Asia located sales organization responsible for recruiting customers in the Asia countries of their territory.

●	12 Europe, A.G. – The Europe located sales organization responsible for recruiting customers in the European countries of their territory

●	12 Retail Corporation – The USA based organization which will hold and operate the acquired consumer product brand subsidiaries that result from the Company’s microbrand rollup strategy.

●	Emotion Fashion Group, Inc. – The Company’s first brand acquisition which was acquired as a subsidiary of 12 Retail Corporation. They own the brands, Lexi-Luu, Emotion Apparel, Punkz Gear, Skipjack Dive and Dancewear and Cleo VII.

●

Red Wire Group, LLC- As a subsequent event, the Company’s second operating Company acquisition was acquired on January 24, 2019 as a subsidiary of 12 Retail Corporation. Red Wire Group is an apparel manufacturing Company which allows the Company to expand its existing manufacturing sales capacity and take on new clients.

●	RUNE NYC LLC- The Company’s latest brand acquisition which was acquired on March 14, 2019 as a subsequent event and as a subsidiary of 12 Retail Corporation. RUNE is a fashion brand operating out of New York city in the women’s athleisure apparel market.

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

YEAR ENDED December 31, 2018 COMPARED TO THE YEAR ENDED December 31, 2017

Amounts reflected in our financial statements are accounted for under common control accounting (see footnotes).

During the year ended December 31, 2018, we incurred a net loss of $8,767,164 compared to a net loss of $1,418,755 for the year ended December 31, 2017. The increase in our net loss for the year ended December 31, 2018 over the comparable period of the prior year is primarily due to $3,595,055 of derivative expenses associated with the convertible notes payable as of December 31, 2018 and $1,295,055 in interest expenses associated with these notes payable. In addition, the Company paid $1,142,127 in professional fees during 2018 compared to $596,927 during 2017. Lastly, the Company impaired the goodwill associated with the acquisition of Emotion Fashion Group in the amount of $551,111. These expenses are mostly associated with the raising of capital and investor relations in 2018 whereas these expenses were only starting to be incurred during the second half of 2017.

On June 27, 2017 the Company acquired 12 Hong Kong, Ltd which is accounted for as a reverse merger such that the financials of the Company are those of the acquired entity which as a result of this transaction became the public entity. As such, the Company did not have significant public Company expenses and working capital raising expenses prior to that date. During 2017, $587,969 of expenses were incurred associated with capital raising and investor relations, $474,000 were non-cash expenses paid to various consultants and advisors with the Company’s stock which further aligned them to the goals of the Company as opposed to having paid their fees in cash. The Company also paid cash compensation of $113,969 as part of the expenses associated to obtaining working capital during the course of 2017.

In order to execute the Company’s business plan post reverse merger in which was started in fourth quarter of 2017 compared to a full year in 2018. As a result, management and employee compensation costs were significantly higher as a result of management and employee hires who were brought in to pursue the Company’s business plan. The remaining increase in net loss in 2018 was due to an increase in travel expenses, rent, office expenses and marketing costs of the new acquisitions as management, employees and advisors continued to pursue the business plan of the Company in 2018.

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

Significant Acquisitions in early 2019.

As a subsequent event, in the first quarter of 2019 the Company made two significant acquisitions that management believes will significantly change the financial prospects of the Company. With the acquisition of Red Wire Group, LLC on February 19, 2019 and the acquisition of 92.5% majority control of Rune NYC, LLC on March 14, 2019 the Company gained two revenue-producing operations. By combining these two acquisitions with its previously acquired Emotion Fashion Group, Inc. subsidiary, management believes that the Company will benefit from more efficient manufacturing operation through the combination of the EFG and Red Wire manufacturing operations. In addition, management believes that it will significantly expand the sales channels for all of its EFG brands through Rune’s acquired sales channels.

As a subsequent event during the first quarter 2019 the Company has already begun to benefit from the significant cost reductions in personnel and equipment costs of its EFG operations, while greatly increasing the ability to efficiently produce quality apparel. Rune, by having access to its Red Wire operated factory in Salt Lake City operated by Red Wire, has been able to cut is production support staff and reduce its office expenses by more than 50%. By having direct access to the Computer Aided Design facilities and staff sample and pattern makers of Red Wire, Rune has already begun to sell new products to existing customers and is capturing new customers for its brand.

Management believes that these acquisitions are “game changers” for the Company for two more reasons; 1) the wholesale customers that Rune and Red Wire sell to are and will become targets for the Company to sell its disruptive retail technology solution to other retailers and 2) is already attracting interest among other companies that would like to join the 12 ReTech team either through acquisition or through strategic partnership.

While management believes the results of operations for 2018 for Red Wire and Rune are not indicative of the future results for all of the reasons herein above, management believes it is important to show how materially the prior year’s revenues would have been for the Company had they been acquired at the beginning of 2018 without the material improvements we have made since acquiring them.

Select unaudited Pro-forma 2018 Financial Information.

The following table will show the unaudited combined revenues, costs of goods sold, and resultant gross margins of the Company together with the two acquisitions as if these acquisitions had been acquired at the beginning of FY2018, without any material improvements from consolidation.

Unaudited FY2018 Proforma P&L

	12 ReTech	Rune	RWG	Proforma

Sales	92,831	791,132	675,814	1,559,777
Cost of Goods Sold	50,558	501,682	499,127	1,051,367
Gross Profit	42,273	289,450	176,686	508,409
Total Operating Expenses	3,297,907	310,793	277,188	3,885,888
Net Operating Income	(3,255,634)	(21,343)	(100,501)	(3,377,478)
Net Other Income (Expense)	(5,511,530)	(2,314)	(784)	(5,514,628)
Total Expenses	8,809,438	313,107	277,972	9,400,516
Net Income	(8,767,164)	(23,657)	(101,285)	(8,892,106)

The two acquisitions would have resulted in significantly larger revenues than the standalone 12 ReTech had generated in FY2018. The gross margins of the Rune NYC brand and the Red Wire Group operations are somewhat smaller than the Company’s own gross margins because a significant portion of the Company’s standalone revenues are the result of the software as a service business model and to a lesser extent, operations as an apparel brand business. Rune NYC has gross margins typical of smaller consumer apparel brands and Red Wire Group has gross margins typical of a domestic USA based apparel manufacturer. Management believes that with the improvements that the combined operation is exhibiting since acquisition that the results for 2019 will be considerably improved from the FY2018 standalone 12 ReTech financial results.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At December 31, 2018, the Company had a deficit in working capital (current liabilities in excess of current assets) of $6,324,849. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2018, amounts owed to stockholders totaled $766,397. At December 31, 2017, the Company had a deficit in working capital (current liabilities in excess of current assets) of $1,064,961. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2017, amounts owed to stockholders totaled $669,126. The increase in working capital deficit when compared to December 31, 2017 was principally due to an increase in notes payable (“debt-equity”) due to unrelated parties, amounts owed to stockholders and to a lesser extent, increase in accounts payable.

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

The Company has also been funded in the amount of $334,000 in 3 tranches of preferred series B equity which provides for a nominal dividend rate of 12% and the ability of the debt holder to convert their preferred stock into common stock at a conversion price that is a 35% discount to market. That institutional investor has indicated a willingness to provide additional funds under the same formula up to $1 million dollars (which is the total amount of the Series B Preferred Shares that are designated.

In the future we will need to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional stock or obtain additional loans. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

At December 31, 2018, the Cash and Cash Equivalents balance was $37,721 compared to December 31, 2017, the Cash and Cash Equivalents balance was $100,264.

During the year ended December 31, 2018, the current liabilities increased by $5,242,270 when compared to December 31, 2017. The primary reason for the increase was the increase in due to derivative liabilities of $2,696,470 as of December 31, 2018 compared to zero as of December 31, 2017 and increase in accounts payable to independent contractors of $1,128,808 as of December 31, 2018 compared to December 31, 2017, and to a lesser extent, increase in convertible notes payable of $216,598 for the same period. As discussed earlier, it is likely that the Company will need to obtain additional working capital through debt-equity and preferred stock capital raises until the Company can generate sufficiently profitable revenues to sustain the cash burn rate that the Company’s business plan calls for.

Although, our business plan calls for high growth we anticipate that we may continue to incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks, but until more acquisitions can be completed, we cannot include their results in our projection of cash needs.

As a subsequent event, we acquired our second Company with the acquisition of the Red Wire Group, on February 19, 2019, which may contribute as much as $1.5 million in revenue and $150,000 in EBITDA in the next twelve months of operations after acquisition. In addition, management acquired Rune NYC on March 14, 2019, which will contribute as much as $1.2 million in revenues and $125,000 in EBITDA in the next twelve months of operations after acquisition. Management believes that this acquisition again proves the viability of our accretive share exchange acquisition model and anticipates the ability to announce future acquisitions throughout 2019.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not yet generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended December 31, 2018. Our total accumulated deficit at December 31, 2018 was $11,180,903 compared to $2,413,739 as of December 31, 2017.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the year ended December 31, 2018. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

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

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 RETECH CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

12 ReTech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of 12 ReTech Corporation and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditors since 2018.

San Diego, California

April 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

12 Retech Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 12 ReTech Corporation and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company’s auditors since 2018.

New York, New York

April 16, 2018

12 RETECH CORPORATION

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$37,721	$100,264
Accounts receivable	15,609	2,884
Inventory	23,140	-
Prepaid expenses	4,884	1,290
Other current assets	19,344	13,878
Total Current Assets	100,698	118,316

Fixed assets, net	98,295	8,615
Software development	371,118	-
Security deposit	12,936	5,555
TOTAL ASSETS	$583,047	$132,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,234,712	$105,904
Due to stockholders	766,397	669,126
Notes payable, net of discounts	158,245	-
Convertible notes payable, net of discounts	624,845	408,247
Derivative liabilities	2,696,470	-
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value $1.00 stated value; 68,000 shares issued and outstanding at December 31, 2018. Liquidation preference $68,000	48,144	-
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value;311,250 shares issued and outstanding at December 31, 2018. Liquidation preference $622,500	622,500	-
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,846 shares issued and outstanding at December 31, 2018. Liquidation preference $274,234	274,234	-
Total Current Liabilities	6,425,547	1,183,277

Total Liabilities	6,425,547	1,183,277

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 6,500,000 and 5,000,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	65	50
Series C Preferred Stock, 2 share designated; $0.00001 par value; 1 shares issued and outstanding at December 31, 2018 and 0 shares December 31, 2017	1	-
Common stock: 1,000,000,000 and 500,000,000 authorized at December 31, 2018 and December 31, 2017, respectively; $0.00001 par value; 654,251,953 and 82,200,000 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	6,542	822
Additional paid-in capital	5,330,500	1,267,916
Common stock to be issued, 0 and 487,612 shares at December 31, 2018 and December 31, 2017, respectively	-	92,646
Accumulated other comprehensive income	1,295	1,514
Accumulated deficit	(11,180,903)	(2,413,739)
Total Stockholders’ Deficit	(5,842,500)	(1,050,791)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$583,047	$132,486

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2018	2017

Revenues	$92,831	$60,787
Cost of revenue	50,558	49,586
Gross Profit	42,273	11,201

Operating Expenses
General and administrative	2,146,385	757,688
Professional fees	1,142,127	596,927
Depreciation	9,395	16,100
Total Operating Expenses	3,297,907	1,370,715

Loss from operations	(3,255,634)	(1,359,514)

Other Expense
Other income	4,691
Loss on debt extension	(75,000)	-
Interest expense	(1,295,055)	(59,241)
Loss on impairment of goodwill	(551,111)	-
Change in derivative liabilities	(3,595,055)	-
Net Other Expense	(5,511,530)	(59,241)

Net Loss	$(8,767,164)	$(1,418,755)

Comprehensive loss: Net Loss	$(8,767,164)	$(1,418,755)

Other comprehensive income- foreign currency translation adjustment	$(219)	(18,605)

Comprehensive Loss	$(8,767,383)	$(1,437,360)

Net Loss Per Common Share: Basic and Diluted	$(0.05)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	176,642,741	111,433,488

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Changes in Stockholders’ Deficit

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Common Stock	Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be issued	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit

Balance - January 1, 2017	5,000,000	$50	-	$-	50,000,000	$500	$694,340	-	$20,119	$(994,984)	$(280,025)

Capital contribution in subsidiary before acquisition	-	-	-	-	-	-	97,752	-	-	-	97,752
Recapitalization	5,000,000	50	-	-	28,692,024	287	1,859	-	-	-	2,196
Common stock issued for acquisition of 12 Japan	500,000	5	-	-	5,000,000	50	(55)	-	-	-	-
Common stock issued for acquisition of 12 Europe	-	-	-	-	3,807,976	38	(38)	-	-	-	-
Cancellation of common stock and preferred stock	(500,000)	(5)	-	-	(8,000,000)	(80)	85	-	-	-	-
Common stock issued for services	-	-	-	-	2,700,000	27	473,973	-	-	-	474,000
Common stock to be issued	-	-	-	-	-	-	-	92,646	-	-	92,646
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(18,605)	-	(18,605)
Net loss	-	-	-	-	-	-	-	-	-	(1,418,755)	(1,418,755)

December 31, 2017	5,000,000	$50	-	$-	82,200,000	$822	$1,267,916	92,646	$1,514	$(2,413,739)	$(1,050,791)

Common stock issued for cash	-	-	-	-	3,125,000	31	499,969	-	-	-	500,000
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	469,656,762	4,697	638,063		-	-	642,760
Common Stock issued with convertible notes	-	-			1,607,264	16	182,668	(92,646)			90,038
Common stock issued for Preferred Shares conversion	-	-			75,437,927	754	249,293				250,047
Change In Derivative Gain or Loss	-	-			-		1,418,516				1,418,516
Common stock and preferred Stock issued for services	1,500,000	15	-	-	5,000,000	50	39,935	-	-	-	40,000
Common stock issued for services	-	-			16,225,000	162	236,700				236,862
Common stock issued for acquisition of E-Motion	-	-	-	-	1,000,000	10	79,990	-	-	-	80,000
Beneficial Conversion feature	-	-	-	-	-	-	717,450			-	717,450
Series C preferred stock issued	-	-	1	1	-	-	-			-	1
Net loss	-	-	-	-	-	-	-	-	(219)	(8,767,164)	(8,767,383)
Balance - December 31, 2018	6,500,000	$65	1	$1	654,251,953	$6,542	$5,330,500	-	$1,295	$(11,180,903)	$(5,842,500)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,767,164)	$(1,418,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,395	16.100
Bad debt	-	25,600
Stock based compensation	857,937	474,000
Amortization of debt discount	1,188,036	50,893
Impairment of goodwill	551,111	-
Impairment of inventory	-	49,538
Loss on derivative liability	3,595,055	-
Loss on sale of vehicle	-	610
Increase in notes payable for extension	75,000	-
Accounts receivable	(12,725)	(15,988)
Prepaid expenses	2,978	(14,355)
Inventory	(23,140)	(1,757)
Other current assets	(5,466)	-
Security deposit	(7,381)	(3,143)
Accounts payable and accrued liabilities	965,693	76,031
Due to related party	-	20,000
Net Cash Used in Operating Activities	(1,570,671)	(741,226)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(67,960)	(6,729)
Sales of property and equipment	-	8,130
Cash received from acquisition	779	-
Software development	(371,118)	-
Net Cash Provided by (Used in) Investing Activities	(438,299)	1,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholders	331,646	246,644
Repayment of due to stockholders	-	(8,130)
Proceeds from convertible notes payable	790,000	450,000
Proceeds from Series B	325,000	-
Recapitalization of 12 Japan	-	97,752
Common stock for cash	500,000	-
Net Cash Provided by Financing Activities	1,946,646	786,266

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(219)	(821)

Net increase (decrease) in cash and cash equivalents	(62,324)	45,620
Cash and cash equivalents, beginning of period	100,264	54,644
Cash and cash equivalents, end of period	$37,721	$100,264

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Discount on convertible notes payable	$1,235,174	$-
Conversion of convertible notes payable, accrued interest and derivatives	$2,061,276	$-
Discounts on Series B preferred stock	$179,846	$-
Conversion of Series B preferred stock in common stock	$266,000	$-
Relief of due to stockholders with Series D-3 preferred stock	$234,375	$-
Common stock to be issued recognized as debt discount	$-	$92,646
Fair market value of common stock issued for Emotion acquisition	$80,000	$-
Net liabilities assumed from Emotion acquisition	$551,111	$-

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.
12 Hong Kong Limited	Hong Kong, China	Feb. 2, 2014	June 27 2017	100%	Development of our technology and sales of our technology applications.
12 Japan Limited	Japan	Feb. 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications.
12 Europe AG	Switzerland	Aug. 22, 2013	Oct. 26,2017	100%	Consultation and sales of technology applications.
E-motion Fashion Group, Inc. F/K/A Emotion Apparel, Inc, Lexi Luu Designs, Inc, Punkz Gear, Skipjack Dive and Dancewear, Cleo VII	Re-incorporated, in Utah, USA F/K/I in California, USA	Sept. 9, 2010. Reincorporated on July 6, 2018 and changed its name on July 26, 2018	May 1, 2018	100%	subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisitions roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.

Change in Fiscal Year

On September 13, 2017, our Board of Directors approved a change in our fiscal year end from November 30 to December 31. The Company now operates on a fiscal year ending on December 31. The financial statement presented reflect a full year of operations.

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

Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a Share Exchange Agreement whereby the Company exchanged 1 million of its common shares for 100% of the equity of EAI in a third-party transaction. The fair value of the 1 million shares of common stock issued amounted to $80,000. EAI owned four wholly-owned and majority-owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear and E-motion Apparel, Inc.

On July 6, 2018, the Company re-incorporated EAI in the state of Utah and later re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions”. Going forward, and as part of the re-incorporation as Emotion Fashion Group, the Company has consolidated all of its subsidiaries and the Company now operates all brands under the single entity, Emotion Fashion Group.

Emotion Fashion Group was then deemed to be founded in 2010 and designs and manufactures women’s apparel and kids’ dancewear.

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

Fair value below:

As of May 1, 2018, the assets and net liabilities acquired were as follows:

Cash	$779
Assets (except cash)	37,687
Goodwill	551,111
Liabilities	(509,577)
Net assets acquired	$80,000

The fair values of the net assets acquired were determined using the market approach, which indicates value for a subject asset based on available market pricing for comparable assets. The fair value of the fixed assets of $37,687 has been valued at its estimated liquidation price. The fair value of the debt has been determined using an appropriately required yield and comparing against the stated interest rate on the debt.

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

The Company tested goodwill for impairment as of December 31, 2018 and determined that the goodwill was impaired based on the various factors. This is based on a number of factors included the fact representation made by management of which were 99% less than realized. In addition, the Company had an agreement in place for a significant amount of purchases but due to international instability regarding tariffs, etc the expected purchase orders under the agreement didn’t materialize. As a result, the CEO of Emotion Fashion Group is expected to forfeit 60% of the purchase price of EFG as is detailed in the Sales Purchase Agreement. As a result, management is in the process of completely retool the entire brand.

The Company assumed the liabilities of the Emotion Fashion Group, which included a disputed $250,000 note that bears a 2% annual interest rate. The fair market value of the note of $150,490 has been determined as the present value of the expected cash flow from the note assuming a market rate of interest. The discount is being amortized to the $250,000 face amount using the effective interest method. The note is due in 2027.

Emotion Fashion Group’s results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on May 1, 2018. Emotion Fashion Group contributed revenues of $32,180.

Revenues for Emotion Fashion Group were lower because the Company was dormant most of 2017 and first quarter of the 2018. This was partly due to the fact that the Company moved operations from Los Angeles, CA to Salt Lake City, UT. In addition, the Company was re-branded and is gearing for its re-launch that began in June 2018.

The below table sets forth selected unaudited pro forma financial information for the Company as if Emotion Fashion Group was owned for the years ended December 31, 2018 and 2017.

	Proforma
	Year Ended
	December 31,
	2018	2017
Revenues	$99,188	$137,225

Net Loss	$(8,782,740)	$(2,884,905)

Net Loss Per Share	$(0.10)	$(0.03)

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2018, the Company has incurred losses totaling $11,180,903 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, these concerns are somewhat mitigated by the acquisition of Red Wire Group and Rune NYC as detailed in the subsequent event footnote.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail and Emotion Fashion Group which includes Emotion Fashion Group, Inc. F/K/A E-Motion Apparel Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc, which beginning in the third quarter 2018 are all accounted under the single Emotion Fashion Group, Inc financials due to the consolidation of Emotion Fashion Group’s subsidiaries. All inter-Company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Concentrations

During the year ended December 31, 2018, two customers accounted for 65% of revenues. During the year ended December 31, 2017, two customers accounted for 94% of revenues. One customer represented 100% of the accounts receivable as of December 31, 2017. The loss of these customers would not have a significant impact on the Company’s operations.

Software Development Costs

At December 31, 2018 and December 31, 2017, software development costs totaled $371,118 and $0, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software-as-a-service (“SaaS”) arrangement. The Company will amortize the software costs on a straight-line basis over the estimated life of the software product’s expected life cycle, commencing when the software is first available for general release to customers.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $37,721 and $100,264 in cash and cash equivalents as at December 31, 2018 and December 31, 2017, respectively. Government deposit insurance on bank balances range from approximately $5,600 to $250,000. As at December 31, 2017, the Company had approximately $19,000 not covered by government deposit insurance schemes. The life is expected to range from three to five years.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. During the years ended December 31, 2018 and 2017, the Company recognized bad debt of $0 and $25,600 respectively.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. During the years ended December 31, 2018 and 2017, the Company recognized inventory of $23,140 and $0 and impairment expenses of $0 and $49,538, respectively.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2018 and 2017, the Company did not impair any long-lived assets.

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

The Company classified certain conversion features in the convertible notes issued during 2017 and 2018 as embedded derivative instruments due to down-round ratchet provisions and potential adjustments to conversion prices due to events of default and accordingly measures and carries the conversion features as derivative liabilities in the consolidated financial statements. The Company initially recorded derivative liabilities when the notes became convertible or the probability of payback was not probable. Beginning in June 2018, the Company recorded derivative liabilities on all convertible notes due to the probability of all notes becoming convertible due to certain notes being technical defaults. Since, the Company records derivative liabilities, if needed, upon issuance. Also, the Company determined that the certain notes should be measured and carried at fair value in the consolidated financial statements according to ASC 480, as they are settleable in a variable number of shares based on a fixed monetary amount known at inception. These fair value estimates were measured using inputs classified as “Level 3” of the fair value hierarchy. We develop unobservable “Level 3” inputs using the best information available in the circumstances, which might include our own data, or when we believe inputs based on external data better reflect the data that market participants would use, we base our inputs on comparison with similar entities.

The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $2,696,470 at December 31, 2018.

Several convertible note holders elected to convert their notes to stock during the year ended December 31, 2018. The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3) for the year ended December 31, 2018.

The following assumptions were used in calculations of the Black Scholes model for the year ended December 31, 2018.

December 31, 2018
Risk-free interest rates	2.22 - 2.69%
Expected life (years)	0.20 - 1.08 years
Expected dividends	0%
Expected volatility	270 - 796%

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. During the year ended December 31, 2018, the Company recorded initial derivative liabilities of $3,229,344. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,637,572, which was recorded as a day one loss on derivative liability. On December 31, 2018, the derivative liabilities were revalued at $2,696,470 resulting in a loss of $760,508 related to the change in fair market value of the derivative liabilities during the year ended December 31, 2018.

In connection with convertible notes, as disclosed in Note 8, the Company reclassified derivative liabilities with a fair value of $1,418,516 to additional paid-in capital. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

For the Year Ended December 31, 2018
Balance - December 31, 2017	$-
Issuance of new derivative liabilities	3,229,344
Conversions to paid-in capital	(1,293,381)
Change in fair market value of derivative liabilities	760,508
Balance – December 31, 2018	$2,696,470

Commitments and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as a liability, as it is mandatorily redeemable by the holder at a future date. The Series D-1 Preferred Stock is classified as a liability due to the fact that it redeemable immediately. The Series D-3 Preferred Stock is also classified a liability due to the existence of the PUT.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the year ended December 31, 2018 and 2017, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-1 Preferred Stock and Series D-3 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.  Due to the voting power of the Series C preferred stock, the Company has the ability to increase the authorized shares, if needed.

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

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. The goodwill amount of $551,111 related to the acquisitions of EFG was recorded at the time of the acquisition. Goodwill is not amortized, but was tested for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performed its annual test on December 31, 2018 and found the goodwill to be impaired. See Note 1 for additional information.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenue is recognized when the earnings process is complete typically when services or products are provided to the customer.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At December 31, 2018 and 2017, the Company recognized a full valuation allowance against the recorded deferred tax assets.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2018 and 2017.

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

The Company adopted the new guidance as of January 1, 2018. The Company has evaluated the new guidance and the adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements, but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

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

NOTE 4 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at December 31, 2018 and 2017 consists of the following

	December 31, 2018	December 31, 2017
Prepaid expense	$4,884	$1,290
Other current assets	19,344	13,878
	$24,228	$15,168

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2018 and 2017 consists of the following

	December 31,	December 31,
	2018	2017

Office equipment	$32,107	$7,371
Furniture and equipment	607	607
Computer	13,704	12,998
Technical equipment	27,492	23,435
Intellectual Property	65,487	-
	139,397	44,411
Less: accumulated depreciation	(41,102)	(35,796)
Equipment	$98,295	$8,615

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $9,395 and $16,100, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2018 and 2017, consists of the following:

	December 31,	December 31,
	2018	2017

Accounts payable	$379,448	$30,625
Accrued expenses	495,785	66,931
Accrued salaries	206,031	-
Accrued board of director fees	74,295	-
Accrued interest	79,153	8,348
	$1,234,712	$105,904

NOTE 7 - STOCKHOLDER TRANSACTIONS

Due to stockholders at December 31, 2018 and 2017 consists of the following:

	December 31,	December 31,
	2018	2017
Daniel Monteverde	$143,195	$8,214
Angelo Ponzetta	623,202	500,798
Gianni Ponzetta	-	160,114
	$766,397	$669,126

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

During the years ended December 31, 2018 and 2017, total advances and expenses paid directly by stockholders on behalf of the Company were $107,326 and $185,060, respectively, and the Company repaid $36,931 and $8,130, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2018 and 2017 consists of the following:

	December 31, 2018	December 31, 2017
Dated September 15, 2017	$344,262	$387,500
Dated December 8, 2017	52,260	92,646
Dated December 8, 2017	107,109	92,646
Dated March 15, 2018	40,123	-
Dated April 25, 2018	16,000	-
Dated May 17, 2018	60,000	-
Dated September 17, 2018	60,000	-
Dated September 21, 2018	64,500	-
Dated November 28, 2018	64,500	-
Dated November 28, 2018	25,000	-
Dated December 13, 2018	105,000	-
Total convertible notes payable	938,754	572,792

Less: Unamortized debt discount	(313,909)	(164,545)

Total convertible notes	624,845	408,247

Less: current portion of convertible notes	624,845	408,247
Long-term convertible notes	$-	$-

For the year ended December 31, 2018 and 2017, the Company recognized interest expense of $1,295,055 and $59,241 respectively, all of which represented the amortization of original issue discounts, debt discounts, beneficial conversion features and interest payable at stated rates. For the year ended December 31, 2018, the Company reduced the principal by $608,242 of principal and interest of $36,450 through conversions. The issue discounts and debt discounts are being amortized over the life of the notes using straight line amortization due to the short-term nature of the note. Remaining issue discounts and debt discounts of $313,309 will be fully amortized by May 2019.

As a subsequent event, as of December 31, 2018, the principal debt was further reduced by $343,096 of principal and $19,307 of interest.

The following is the change in derivative liability for the year ended December 31, 2018:

For the Year Ended December 31, 2018
Balance - December 31, 2017	$-

Issuance of new derivative liabilities	3,229,344
Conversions to paid-in capital	(1,293,381)
Change in fair market value of derivative liabilities	760,508
Balance – December 31, 2018	$2,696,470

See Note 3 for additional information regarding the valuation.

September 2017 Note

On September 15, 2017, the Company entered into a promissory note agreement with SBI Investments LLC (“SBI”) for loans up to a maximum of $1,250,000, together with interest at the rate of 8% per annum. The consideration to the Company for this promissory note is up to $1,000,000, resulting in a potential original issuance discount (“OID”) of up to $250,000. The maturity date for each tranche funded shall be six months from the effective date of the respective payment date. The promissory note may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

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

On March 30, 2018, the Company entered into an amendment of this note as it was originally due March 15, 2018, which indicates that a $200,000 tranche is now eligible for conversion at a discount to market. The Company agreed to pay $25,000 to SBI for each 30-day extension as consideration. The extension amount is automatically added to the face value of the note after each 30-day period. SBI has agreed to a minimum of a 3-month extension under these same terms. The Company determined this amendment was a debt extension and recognized a total of $50,000 and $75,000 as a loss on debt extension for the three ended September 30, 2018. For the additional $75,000 of principal added to the balance of the note for which was immediately expensed to loss on debt extension.

On July 12, 2018, SBI converted $15,000 of this note for 510,204 shares of common stock. On August 7, 2018, SBI converted $7,500 of this note for 757,576 shares of common stock. On August 29, 2018, SBI converted $10,000 of this note for 1,694,915 shares of common stock. On September 10, 2018, SBI converted $15,000 of this note for 3,488,372 shares of common stock. On September 18, 2018, SBI converted $10,000 of this note for 3,316,750 shares of common stock. On October 3, 2018, SBI converted $10,000 of this note for 6,535,948 shares of common stock. On October 23, 2018, SBI converted $12,870 of this note for 11,000,000 shares of common stock. On October 30, 2018, SBI converted $12,780 of this note for 11,000,000 shares of common stock.

As of December 31, 2018, the total principal debt reduction as was $93,150.

Also, as of December 31, 2018, the Company recognized a derivative liability of $431,377 and $494,105 on each tranche of these notes and recognized an amortization of debt discount of $161,226 and $152,610 on each tranche of the notes, respectively.

As a subsequent event, on January 4, 2019, SBI converted $6,697 of this note for 16,536,872 shares of common stock. As of March 29, 2019, the total principal debt was reduced by $99,847.

December 8, 2017 Note

On December 8, 2017, the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading day’s period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to LG 154,410 and 142,972 shares of our common stock each on January 13, 2018 and February 1, 2018, respectively, for a total of 297,382 shares, with a value equal to $46,323, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $28,677 as debt discount. The one-time interest charge of 9% of the principal amount of the note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 8, 2018, LG funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $79,410 as debt discounts. A one-time interest charge of 9% of principal amount of the note was added to the note in February 2018. The charge was added to the finance charges associated with this note and amortized over the life of the note.

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

On October 3, 2018, LG converted $7,379 of the note for 2,893,843 shares of common stock and on October 11, 2018 LG converted $21,120 of the note for 10,830,687 shares. On October 18, 2018, LG converted $25,615 of this note for 13,135,897 shares of common stock, on October 23, 2018 LG converted $13,244 for 6,791,538 common shares, on October 26, 2018 LG converted $19,130 for 16,350,000 common shares and again on December 4, 2018, they converted $13,621 of this note for 25.223,407 shares of common stock. Lastly, on December 20, 2018 LG converted $11,271 for 27,828,641 for common stock.

On November 29, 2018, the Company entered into a promissory note agreement with LG Capital, LLC for loans totaling $25,000 with the same terms as SBI original note paid directly to SBI. LG paid $25,000 in total consideration and same maturity date as the original note with SBI. See November 29, 2018 LG note below for more information.

As of December 31, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. As of December 31, 2018, the total principal reduction was $133,032 and interest of $11,973. In addition, as of December 31, 2018, the Company recognized a derivative liability of $72,394 and recognized an amortization of debt discount of $81,835 and $79,410 on the back-end note. The initial derivative liability was recorded in June 2018, when the note first became convertible.

As a subsequent event, on January 3, 2019, LG converted $8,742 of the note for 21,584,691 shares of common stock As of March 29, 2019, the total principal reduction was $141,052 and interest of $12,695

December 8, 2017 Note

On December 8, 2017, the Company entered into a promissory note agreement with Cerberus Finance Group Ltd. (“Cerberus”) for loans totaling $185,292. The consideration to the Company is $158,824 resulting in a 15% OID. The maturity date for each note is six months from the date of issuance. The Company shall pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the Maturity Date. The conversion price shall be the 75% multiplied by the lowest trading price during the 10 prior trading day period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration for the purchase of the notes, the Company issued to Cerberus 154,410 and 142,972 shares of our common stock each on January 13, 2018 and February 1, 2018, respectively, for a total of 297,382 shares, with a value equal to $46,323, based on the previous day closing price.

The first note of $92,646 was issued on December 8, 2017. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $28,677 as debt discounts. The one-time interest charge of 9% of the amount of the Note was due on January 1, 2018. In addition, the Company recorded $46,323 as debt discount for the issuance of the common shares.

On January 8, 2018, Cerberus funded their “back end note” which is the second half commitment from the agreements. The Company received cash of $75,000 and recognized OID of $13,234 and financing cost of $4,412 and a BCF of $79,410 as debt discounts. The one-time interest charge of 9% of the principal amount of the note was due on February 1, 2018.

On July, 24, 2018, Cerberus converted $ 4,533 of the note for 100,740 shares of common stock. On August 21, 2018, Cerberus converted $32,680 of the note for 3,351,779 shares of common stock. On September 13, 2018, Cerberus converted $24,275 of the note for 3,406,977 shares of common stock.

On November 29, 2018, the Company entered into a promissory note agreement with Adar Alef, LLC for loans totaling $25,000 with the same terms as Cerberus Finance Group paid directly to Cerberus Finance Group, Ltd. Adar Alef paid $25,000 in consideration and same maturity date as the original note with Cerberus. See November 29, 2018 note below for more information.

As of December 31, 2018, the total principal reduction by $53,150 and interest $8,338 and recognized an amortization of debt discount of $84,562 on the first note and $79,410 on the back-end note.

As of December 31, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. In addition, as of December 31, 2018, the Company recognized a derivative liability of $28,977 on the first note and $117,742 on the back end note.

As a subsequent event, Cerberus converted $7,425 for 15,000,000 common shares. Total principal reduction was $85,575 interest of $8,328.

March 15, 2018 Note

On March 15, 2018, the Company entered into a promissory note agreement with Eagle Equities, LLC (“Eagle”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayments terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Eagle Equities, LLC shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

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

On September 26,2018, Eagles Equities converted $5,323 for 2,218,054 common shares. On October 9,2018, Eagles Equities converted $18,173 for 9,178,283 of common shares and on October 11, 2018, Eagles Equities converted $14,975 for 9,599,571 of common shares. and on October 15,2018, Eagles Equities converted $14,994 for 9,611,538 common shares.

As of December 31, 2018, the principal of $50,000 and interest of $3,624 was converted and recognized an amortization of debt discount of $48,333 and as such zero derivative liability was recognized.

March 15, 2018 Note

On March 15, 2018, the Company entered into a promissory note agreement with Adar Bays, LLC (“Adar Bays”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Adar Bays shares of common stock with a value equal to 25% of each note, determine at the time of signing of each note.

The first note of $50,000 was issued on March 15, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500 and a BCF of $33,333 as debt discounts. The Company issued to Adar Bays 156,250 shares of our common stock with a value equal to $12,500. The Company recorded $12,500 as debt discount for the issuance of the common shares.

On October 8, 2018 Adar Bays converted $8,000 of this note into 3,921,569 shares on common stock, on October 10, 2018 converted $15,000 into 9,615,385 shares of common stock, on October 15, 2018 converted $18,392 of this note for 11,789,744 shares of common stock, on October 22, 2018 converted $12,075.81 into 7,740,904 shares of common stock,

As of December 31, 2018, the total principal was reduced by $50,000 and recognized an amortization of debt discount of $48,333 and as such zero derivative liability was recognized as of December 31, 2018.

April 25, 2018 Note

On April 25, 2018 the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) whereby the Company issued to a 9% Convertible Note (“Note”) to Auctus n the principal amount of $100,000 and a maturity date of January 25, 2019. The conversion price of the Note is $0.05 per share, provided, however, that on or after the earlier of an event of default or 181 days after issuance date, the conversion price shall equal the lesser of (i) $0.05 per share, (ii) the lowest trading price during the previous twenty days ending on the last trading day prior to the date of the note, and (iii) 60% of the lowest trading price of the Common stock for the twenty prior trading days prior to the conversion date. Auctus can convert the Note, at any time, after issuance until the maturity date or the date payment of the default amount. All the terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect.

The note of $100,000 was issued on April 25, 2018. The Company received cash of $90,000 and recognized financing cost of $10,000 and a BCF of $28,400 as debt discounts. In addition, the Company issued to Auctus 700,000 shares of our common stock with a value equal to $61,600 as a commitment/collateral fee. The Company recorded $61,600 as debt discount for the issuance of the common shares.

On October 30, 2018 Auctus converted $18,669 into 17,950,800 shares of common stock, on November 7, 2018 converted $20,088 into 19,315.600 shares of common stock, on November 20, 2018 Auctus converted $16,092 for 21,173,300 common shares, on November 30, 2018, Auctus converted $11,526 into 24,013,292 common shares and lastly on December 21, 2018 Auctus converted $1,245 into 3,457,650 of commons shares.

As of December 31, 2018, the total principal reduction was $59,877 and interest of $7,743 and recognized an amortization of debt discount of $100,000 and recognized a derivative liability of $66,638.

May 17, 2018 Note

On May 17, 2018 the Company entered into a Securities Purchase Agreement with Bellridge Capital, LP (“Bellridge”) whereby the Company issued to a 10% Convertible Note (“Note”) to Bellridge in the principal amount of $60,000 and a maturity date of May 15, 2019. The conversion price of the Note is the lower of $0.08 per share or 60% of the lowest trading price during the previous twelve days ending on the last trading prior to the date of the delivery of the notice of conversion. Bellridge can convert the Note at any time after issuance until the maturity date or the date payment of the default amount. The note may be redeemed by the Company at rates ranging from 120% to 150% depending on the redemption date. The conversion price will be reduced to equal the effective price per share of any common stock or common stock equivalent issuances while the note or any amounts accrued remain outstanding.

The note of $60,000 was issued on May 17, 2018. The Company received cash of $50,000 and recognized financing cost of $10,000.

On November 26, 2018, Bellridge converted $15,768 into 16,425,510 common shares, then on December 12, 2018, Bellridge converted $14,251 into 26,390,407 common shares and lastly on December 27, 2018, Bellridge converted $16,426 into 30,418, 056 shares of common stock.

As of December 31, 2018, the Company had reduced principal balance of $44,000 and interest of $928 and recognized an amortization of debt discount of $35,168 and recognized a derivative liability of $33,184. As a subsequent event, on January 15, 2019, Bellridge converted $17,039 into 28,398,167 common shares. As such, the Company had reduced the principal balance of $60,000 and interest of $3,484.

September 17, 2018 Note

On September 17, 2018 the Company entered into a Securities Purchase Agreement with Bellridge Capital, LP (“Bellridge”) whereby the Company issued to a 10% Convertible Note (“Note”) to Bellridge in the principal amount of $60,000 and a maturity date of September 17, 2019. The conversion price of the Note is the lower of $0.01 per share or 60% of the lowest trading price during the previous twelve days ending on the last trading prior to the date of the delivery of the notice of conversion. Bellridge can convert the Note at any time after issuance until the maturity date or the date payment of the default amount. The note may be redeemed by the Company at rates ranging from 120% to 150% depending on the redemption date. The conversion price will be reduced to equal the effective price per share of any common stock or common stock equivalent issuances while the note or any amounts accrued remain outstanding.

The note of $60,000 was issued on September 17, 2018. The Company received cash of $50,000 and recognized financing cost of $10,000.

As of December 31, 2018, as a result of the reset features of the note the conversion price is assumed to be $0.01 due to a stock issuance at that price. As of December 31, 2018, the Company recognized a derivative liability of $108,621 and total outstanding principal balance remains at $60,000 and recognized an amortization of debt discount of $17,403.

September 21, 2018 Note

On March 15, 2018, the Company entered into a promissory note agreement with Eagle Equities, LLC (“Eagle”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayments terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Eagle Equities, LLC shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

The second note of $50,000 was issued on September 21, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500.

On October 17, 2018 converted $19,158 for 12,280,981 of common stock, on October 22, 2018 $13,134 converted into 8,419,442 of common stock and on October 25, 2018 converted $18,204 into 9,787,097 of common stock.

As of December 31, 2018, the principal balance of $50,000 and interest of $497 was converted and recognized an amortization of debt discount of $8,623 and as such Company recognized a zero-derivative liability.

May 4, 2018 Backend Note

On May 4, 2018, the Company entered into a promissory note agreement with Adar Bays, LLC (“Adar Bays”) for loans totaling $100,000. The consideration to the Company is $95,000 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Adar Bays shares of common stock with a value equal to 25% of each note, determine at the time of signing of each note.

The second note of $50,000 was issued on October 4, 2018. The Company received cash of $47,500 and recognized financing cost of $2,500.

On October 23, 2018 converted $23,991 into 15,378,846 shares of common stock and on October 25, 2018 converted $26,009 into 14,191,489 shares of common stock.

As of December 31, 2018, the total principal was reduced by $50,000 and recognized an amortization of debt discount of $50,000 and as such zero derivative liability was recognized as of year end.

October 17, 2018 Note

On October 17, 2018 the Company entered into a Securities Purchase Agreement with Bellridge Capital, LP (“Bellridge”) whereby the Company issued to a 10% Convertible Note (“Note”) to Bellridge in the principal amount of $60,000 and a maturity date of October 17, 2019. The conversion price of the Note is the lower of $0.01 per share or 60% of the lowest trading price during the previous twelve days ending on the last trading prior to the date of the delivery of the notice of conversion. Bellridge can convert the Note at any time after issuance until the maturity date or the date payment of the default amount. The note may be redeemed by the Company at rates ranging from 120% to 150% depending on the redemption date. The conversion price will be reduced to equal the effective price per share of any common stock or common stock equivalent issuances while the note or any amounts accrued remain outstanding.

The note of $60,000 was issued on October 17, 2018. The Company received cash of $50,000 and recognized financing cost of $10,000.

As of December 31, 2018, as a result of the reset features of the note the conversion price is assumed to be $0.01 due to a stock issuance at that price. As of December 31, 2018, the Company recognized a derivative liability of $115,445 and recognized an amortization of debt discount of $12,329.

November 28, 2018 Note

On November 28, 2018, the Company entered into a promissory note agreement with Adar Alef Omnibus, LLC (“Adar Alef”) for loans totaling $64,500 and a maturity date of November 28, 2019. The consideration to the Company is $57,500 resulting in a 5% OID. The maturity date of each note is one year from the date of issuance. The notes carry an interest rate of 12% per annum and interest payments are to be made in common shares of the Company. The conversion price of the note is 60% multiplied by the lowest trading price of the Common Stock for the ten prior trading days and the holder can convert the note at the earlier of an uncured default or 181 days from issuance. The note may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward in the Company offers more favorable terms to another party, while this note is in effect. As additional consideration, the Company is to issue to Adar Bays Capital shares of common stock with a value equal to 25% of each note, determine at the time of signing of each note.

The note of $64,500 was issued on November 28, 2018, the Company received cash of $57,500 and recognized financing cost of $2,500. The Company recorded $4,125 as debt discount for the issuance of the common shares. As of December 31, 2018, the Company recognized a derivative liability of $132,949.

The total outstanding principal balance as of December 31, 2018 was $64,500 and the Company recognized a derivative liability of $132,949. As a subsequent event, on February 26, 2019, Adar Alef converted $4,362 into 8,309,752 common shares.

In addition, on November 28, 2018 Adar Alef, and the Company entered into the promissory note agreement for $25,000. The consideration to the Company is $25,000 which was paid directly to Cerberus Finance Group. The maturity date note was the same as the maturity date of the original Cerberus note which was June 8, 2018.

On December 19, 2018, Adar Alef converted $15,000 for 22,222,222 common shares and again on December 31, 2018 $10,000 was converted into 13,468,013 common shares. The total outstanding principal balance as of December 31, 2018 was zero and recognized an amortization of debt discount of $5.832 on the first note and $25,000 on the second note and as such zero derivative liability was recognized.

November 28, 2018 Note

On November 28, 2018, the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $64,500. The consideration to the Company is $57,500 resulting in a 15% OID. The maturity date the note is one year from the date of issuance. The Company shall pay a one-time interest charge of 10% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

As of December 31, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. In addition, as of December 31, 2018, the Company recognized a derivative liability of $132,942 and recognized an amortization of debt discount of $5,389 on the first note and $25,000 respectively.

In addition, on November 28, 2018 LG Capital and the Company entered into the promissory note agreement for $25,000. The consideration to the Company is $25,000 which was paid directly to SBI. The maturity date note was the same as the maturity date of the original SBI note which was March 15, 2018 and recognized a derivative liability of $58,602.

December 13, 2018 Note

On December 13, 2018, the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $105,000. The consideration to the Company is $95,000 resulting in 15 % OID. The maturity date the note is one year from the date of issuance. The Company shall pay a one-time interest charge of 10% of the principal amount. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

The note of $105,000 was issued on December 13, 2018 and the Company received cash of $95,000 and recognized OID of $5,000 and financing cost of $5,000.

As of December 31, 2018, as a result of reset features the conversion price shall be 60% multiplied by the lowest traded price during the 10 prior trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. In addition, as of December 31, 2018, the Company recognized a derivative liability of $203,495 and recognized an amortization of debt discount of $5,178.

NOTE 9 – NOTE PAYABLE

On May 1, 2018, 12 ReTech acquired Emotion Fashion Group, Inc. As part of the acquisition, Emotion Fashion Group was obligated under a note payable to a third party in the amount of $250,000, maturing in July 2027 and bearing a 2% interest rate. The note calls for monthly payments to be made to the third party equal to ten percent (10%) of the gross sales of the Company until paid in full, including accrued interest. When the note was acquired, the Company recorded the note at its fair market value of $150,490. The note discount is being amortized to interest expense through maturity using the effective interest method. Debt discount amortized amounted to $10,194 during the year ended December 31, 2018. Approximately, amortization of $11,122 will be recorded annually through 2027.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

Effective March 14, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the state of Nevada to increase the number of authorized shares of capital stock to 1,050,000,000 shares. Effective February 7, 2019 the Company increased the number of authorized shares of common stock to 8,000,000,000. There was no change to the number of shares of authorized preferred stock.

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

During the year ended December 31, 2017, the Company issued Series A Preferred Shares as follows;

●	5,000,000 shares of preferred stock as partial consideration for the acquisition of 100% of issued and outstanding equity of 12HK (Note 1)

●	500,000 shares of preferred stock as partial consideration for the acquisition of 100% of issued and outstanding of 12JP (Note 1).

●	On July 19, 2018, 1,500,000 shares of Series A Preferred Stock were issued as compensation for services.

There were 1,500,000 shares of the Series A Preferred Stock issued during the year ended December 31, 2018. As of December 31, 2018, and 2017, 6,500,000 and 5,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder 15 months after issuance and thus have been recorded as mezzanine. During the twelve months ended December 31, 2018, the Company issued Series B Preferred Stock as follows,

●	On January 31, 2018, the Company sold 203,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“Geneva”) in exchange for $203,000 before fees.

●	On March 20, 2018, Geneva agreed to purchase an additional 63,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018.

●

On July 31, 2018, Geneva converted 15,000 Series B Preferred shares into 732,783 shares of common stock. On August 14, 2018, Geneva converted 15,000 Series B Preferred shares into 1,500,708 shares of common stock. On August 23, 2018, Geneva converted 20,000 Series B Preferred shares into 2,058,252 shares of common stock. On September 10, 2018, Geneva converted 25,000 Series B Preferred shares into 4,173,194 shares of common stock. On September 13, 2018, Geneva converted 25,000 Series B Preferred shares into 4,274,194 shares of common stock. On September 20, 2018, Geneva converted 25,000 Series B Preferred shares into 5,257,937 shares of common stock. On September 26, 2018, Geneva converted 20,000 Series B Preferred shares into 5,653,333 shares of common stock.

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

●

On October 1, 2018, Geneva converted 18,600 Series B Preferred shares for 7,302,222 of common stock. On October 2, 2018, Geneva converted 17,900 Series B Preferred shares for 7,297,692 of common stock. On October 3, 2018, Geneva converted 17,995 Series B Preferred shares for 7,336,423 of common stock. On October 4, 2018, Geneva converted 5,905 Series B Preferred shares for 2,407,423 of common stock. On October 4, 2018, Geneva converted 12,000 Series B Preferred shares for 4,892,308 of common stock. On October 8, 2018, Geneva converted 17,200 Series B Preferred shares for 7,292,800 of common stock. On October 9, 2018, Geneva converted 33,800 Series B Preferred shares for 15,258,624 of common stock.

As of December 31, 2018 $266,000 of principal was reduced and interest of $7,404 through converting 266,000 of Series B Preferred Stock.

As of December 31, 2018 and 2017, 68,000 and 0 shares of Series B Preferred Stock were issued and outstanding at $1 par value, respectively.

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

There was a single issuance of the Series C Preferred Stock during the years ended December 31, 2018. On August 6, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018.

The Series C Preferred Shares have no equity value, no preference in liquidation and is not convertible into common shares, but authorizes the holder to vote eight billion (8,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. Please note, original 1 share of Series C Preferred shares authorized the holder to vote one billion (1,000,000,000) votes on any matter that shareholders are entitled to vote but was modified on January 14, 2019 to be eight billion (8,000,000,000) votes per share.

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

There is one share of Series C Preferred Stock were issued and outstanding as of December 31, 2018 and zero shares issued as of December 31, 2017.

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

Series D Preferred Stock are “Blank Check Preferred” which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock. On July 13, 2018, the Company filed an amended certificate of designation increasing the authorized Series D preferred shares from 1 million (1,000,000) to 10 million (10,000,000), as a reallocation of the 50 million (50,000,000) shares of preferred stock authorized. All of these 10 million (10,000,000) shares of Series D Preferred Stock are part of the 50 million (50,000,000) authorized shares of preferred stock.

Series D-1 Preferred Stock

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

As of July 20, 2018, with the execution of the Oasis Agreement, the Company issued 311,250 shares of Preferred Series D-1 shares. See terms of this agreement are detailed in subsequent events Footnote 13.

The Series D-1 Preferred Stock is classified Series D-1 as liability due to the fact that redeemable immediately. As of December 31, 2018, there were 311,250 shares issued and outstanding totaling $622,500 for which was expensed upon issuances as there is no additional performed criteria. The Company recorded a derivative liability of $700,000 associated with Series D-1 Preferred Shares.

As a subsequent event, on January 11, 2019, Oasis Capital converted $16,500 D-1 Preferred shares for 33,000,000 common shares and again on February 4, 2019 Oasis converted 16,000 Series D-1 Preferred Shares for 28,398,167 common shares. The principal was reduced by total of $32,500.

Series D-2 Preferred Stock

As a subsequent event, the Company designated Series D-2 Preferred Stock. The following summary of the Company’s “8% Series D-2 Preferred Stock. The Series D Preferred Stock as a whole, of which Series D-2 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Before any dividends shall be paid or set-side for payment on any Junior Security Corporation, each holder of Series D-2 Preferred Stock shall be entitled to receive dividends, in the manner provided herein, payable on the stated value of the Series D-2 Preferred Stock at a rate of 8% per annum, or 18% per annum following the occurrence of an Event of Default, which shall be cumulative and be due and payable in shares of Common Stock on the Conversion date or in cash on the Redemption Date. Such dividends shall accrue from the date of issue of each share of Series D-2 Preferred Stock.

The total number of shares of Series D-2 Preferred Stock this Company is authorized to issue 2,500,000 shares, with a par value of $0.00001 per share and a stated value of $2.00 per share (the “Stated Value”).

Series D-3 Preferred Shares

On September 29, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of twenty thousand (20,000) shares of our Series D-3 Preferred Shares to Gianni Ponzetta effective September 29, 2018 at a price of $5 par value per share in exchange for $100,000 in loans in which had been previously provided. On the same date, 12 ReTech corporation authorized the issuance of four thousand (4,000) shares of our Series D-3 preferred shares to Gianni Ponzetta at $5 par value per share with a value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta for which were expensed as stock based compensation. Lastly, 12 ReTech corporation issued 30,846 shares of Series D-3 Preferred Shares to Gianni Ponzetta with par value per share of $5 in exchange of $154,234 which was owed to Gianni Ponzetta. On October 30, 2018, this Certificate of Designation was filed with the Secretary of State in the State of Nevada.

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

The Series D-3 Preferred Stock is classified as a liability due to the existence of the PUT. As of December 31, 2018, there were 54,846 Preferred Series D-3 shares outstanding at $5 par representing a total of $274,230.

Series D-5 Preferred Stock

As a subsequent, Series D-5 Preferred Stock was designed which consists of one million (1,000,000) shares of stock that are designated as the Series D-5 Convertible Preferred Stock. The par value of each issued share of Series D-5 Preferred Stock shall be $0.00001 per share, and the stated value of each issued share of Series D-5 Preferred Stock shall be deemed to be $4.00 USD. Series D-5 Preferred Stock will carry an annual dividend of 6% which will be paid in arrears. Holders of the shares of Series D-5 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law. As a subsequent event, effective February 21, 2019, the Company issued 37,500 shares for 25% minority interest in the Red Wire Group. See Subsequent Event Footnote. In addition, effective March 14, 2019, the company issued 82,588 shares of the Corporation’s Series D-5 Preferred Stock for 92.5% interest in Rune.

Series D-6 Preferred Stock

As a subsequent, Series D-6 Preferred Stock was designated, which consists of one million (1,000,000) shares of stock that are designated as the Series D-6 Convertible Preferred Stock. The par value of each issued share of Series D-6 Preferred Stock shall be $0.00001 per share, and the stated value of each issued share of Series D-6 Preferred Stock shall be deemed to be $5.00 USD. As a subsequent event, effective February 21, 2019, the Company issued 54,000 shares for 75% minority interest in the Red Wire Group. See Subsequent Event Footnote.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value of $0.00001. On March 14, 2019, the Company increased the authorized Common Shares to 8,000,000,000 (see Note 9).

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

As discussed above, the Company issued 469,656,762 shares with the convertible debt and 75,437,927 shares of common stock were issued as a result of converted Series B Preferred Stock.

The Company issued 12,157,264 shares to various consultants and recognized stock compensation expense of $579,927 for both the year ended December 31, 2018. The stocks were issued for services rendered to the Company in the form of consulting related to various professional services. The Company recorded the fair market value of the consideration provided over the service period. The fair market value of the common stock was based upon the closing market price of the Company’s common stock.

The company has a significant relationship with an independent third party which provides critical professional services to the Company. This relationship is compensated with a combination of cash and shares.

As of December 31, 2018 and 2017, 654,251,953 and 82,200,000 shares of common stock were issued and outstanding, respectively.

NOTE 11 - INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in Japan, Hong Kong and Switzerland and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2018	2017
Tax jurisdiction from:
- US	$(7,942,359)	$(792,206)
- Foreign
Hong Kong (HK)	(470,131)	(415,435)
Japan (JP)	(71,296)	(159,443)
Switzerland (EU)	(283,378)	(51,671)
Loss before income taxes	$(8,767,164)	$(1,418,755)

There was no provision for income taxes for the years ended December 31, 2018 and 2017, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2018 and 2017, for United States is 21% for (2018) and 34% for (2017), Hong Kong is 16.5%, Japan is 30%, and Switzerland is 20%, whereas the actual rate was zero. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”).

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
NOL carryforwards
United States – current rate	$961,780	$266,934
United States – effect of change in statutory rate	-	(102,062)
-Foreign	569,412	337,278
Total	1,531,192	502,150
Less: valuation allowance	(1,531,192)	(502,150)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2018 and 2017. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $7,500,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $1,500,000 as of December 31, 2018. These carryforwards begin to expire in 2024.

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

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $1,531,192 and $502,150 for deferred tax assets existing as of December 31, 2018 and 2017, respectively. The valuation allowance as of December 31, 2018 and 2017 is attributable to NOL carryforwards in the United States and foreign jurisdictions. There was an increase in the valuation allowance in the year ended December 31, 2018 of $1,531,192.

The Company’s tax returns are subject to examination by tax authorities in the U.S., various state and foreign jurisdictions. The Company is generally no longer subject to examinations for years prior to 2013.

NOTE 12 - COMMITMENTS

The Company and its subsidiaries have lease commitments as follows:

●	The Company is committed to a 12-month lease until December 31, 2018 for office space in New York City at the rates of $2,095 per month

●	12JP is committed to a two-year lease that expires May 31, 2018 but will automatically renew for 12 additional months at a monthly lease rate of $715.

●	12HK rented virtual office space on a yearly lease ended October 1, 2018 for an annual cost of HK $6,216.

●	12 Retail rents office space where it has access to conference rooms on an as needed basis for a fee.

●	EAI is committed to a three-year lease which ends on March 31, 2021 but can be extended at a cost of $4,000 per month. This is a triple net lease whereby the tenant pays all repairs, taxes and common area expenses which total about $600 per month. This lease has annual increase clauses of 3% per year.

●	The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six month’s notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the year ended December 31, 2018, the Company paid $494,473 under the contract to which an additional $114,985 was payable as of December 31, 2018. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc. See Note 10 for discussion regarding issuances of Series A and common stock to the third party.

Future minimum annual lease payments as of December 31, 2018 are $82,038 for 2018.

NOTE 13 - SEGMENTS

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

Segment - Geographic

12 months ended December 31, 2018

December 31, 2018	North America	Asia	Europe	Total
Revenue	$32,180	$60,613	$38	$92,831

December 31, 2018	North America	Asia	Europe	Total
Fixed assets, net	$21,666	$72,572	$4,057	$98,295
Total assets	$57,550	$39,029	$4,118	$100,697

12 months ended December 31, 2017

December 31, 2017	North America	Asia	Europe	Total
Revenue	$-	$60,787	$-	$60,787
Cost of revenues	$-	$49,586	$-	$49,586
Operating expense	$732,965	$576,728	$44,922	$1,354,615
Depreciation	$-	$9,351	$6,749	$16,100
Operating loss	$(732,965)	$(574,878)	$(51,671)	$(1,359,514)
Other Expense
Interest expense	$59,241	$-	$-	$59,241
Net loss	$(792,206)	$(574,878)	$(51,671)	$(1,418,755)

December 31, 2017	North America	Asia	Europe	Total
Fixed assets, net	$-	$7,383	$1,232	$8,615
Total assets	$20,394	$84,206	$27,886	$132,486

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2018 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows;

Subsequent Events:

-As a subsequent event, on January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-5 Convertible Preferred Stock with par value $0.00001 and stated value of $4.00 per share.

-As a subsequent event, on January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-6 Convertible Preferred Stock with par value $0.00001 and stated value of $5.00 per share.

-As a subsequent event, on January 11, 2019, the Company filed an amendment to Series C Preferred shares where each issued and outstanding shares of Series C Preferred Stock shall be entitled to Eight Billion (8,000,000,000) votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

-On January 15, 2019, the Company executed a front end 10% convertible note with LG Capital Funding, LLC at face value of $115,000 and received net proceeds of $104,339.40 The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

-On January 14, 2019, 12 ReTech Corp., a Nevada corporation (the “Corporation”) entered into an Exchange of Equity Agreement (the “Exchange Agreement”) by and among Red Wire Group, LLC, a Utah limited liability Company (“Red Wire”) and the members of Red Wire (the “Members”). Pursuant to the terms of the Exchange Agreement, at closing the Corporation will acquire (i) 75% of the membership interests of Red Wire in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and (ii) the remaining 25% of the membership interests of Red Wire in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock.

The conversion of the Series D-6 Preferred Stock is subject to a leak-out provision whereby the Member has the right but not the obligation to convert a maximum of twenty-five percent (25%) or no greater than 13,500 shares of Series D-6 Preferred Stock after the 6-month anniversary of closing and thereafter an additional quantity of no greater than 13,500 shares of Series D-6 Preferred Stock every six months until all shares of Series D-6 Preferred Stock that are owned by Member have been converted. All Conversions, if any, are at Market Price with no discount to Market. The conversion of Series D-5 Preferred Stock is available after the 6-month anniversary of closing, subject to the Corporation’s right of first refusal to purchase the Members’ Series D-5 Preferred Stock at face value plus accrued dividends within 10 days of receipt of said Members’ notice of exercise of the conversion rights of the Series D-5 Preferred Stock. The Members holding Series D-5 Preferred Stock have the right but not the obligation to exercise a put option back to the Corporation or its assignee for any remaining unconverted Series D-5 Preferred Stock at nine months after closing in the amount of $150,000 in the aggregate less any proceeds from the converted and sold shares that the Members holding Series D-5 Preferred Stock had received from any conversions. The Corporation will have 30 days from receipt of a PUT demand to repurchase all such tendered shares. This PUT option expires if unexercised 12 months after closing of the Exchange Agreement. All conversions, if any, are at Market Price with no discount to Market.

In no event shall any Member, together with their affiliates, own or have a right to receive more than 9.99% of the issued and outstanding shares of the Corporation’s common stock at any given time.

The powers, preferences and rights, and the qualifications, limitations and restrictions of the Series D-5 and Series D-6 Preferred Stock are set forth in the Corporation’s Current Report on Form 8-K and exhibits attached thereto previously filed with the Securities and Exchange Commission on January 11, 2019.

Red Wire will continue its operations uninterrupted following the closing and will retain key employees. The Exchange Agreement includes customary representations, warranties and covenants of the parties. The closing of the Exchange Agreement is subject to certain closing conditions, including that the Members have not materially misrepresented any of the representations contained in the Exchange Agreement and its exhibits. The Exchange Agreement may also be terminated by mutual consent of the parties.

-On Feb 8, 2019, 12 ReTech Corp., a Nevada corporation (the “Corporation”) entered into an Exchange of Equity Agreement (the “Exchange Agreement”) by and among Rune NYC, LLC, a New York limited liability Company (“Rune”) and the members of Rune (the “Members”). The terms of which allowed the individual members of Rune to individually tender their interests for a period of time before the Exchange Agreement became effective. In order to be effective at least 51% of the membership interests needed to agree to tender to the Corporation. As of Tuesday, February 19, 2019 members representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Corporation will acquire 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock.

All Conversions of the Series D-5 Preferred Stock, if any, are at Market Price with no discount to Market.

The conversion of Series D-5 Preferred Stock is available after the 6-month anniversary of closing.

In no event shall any Member, together with their affiliates, own or have a right to receive more than 9.99% of the issued and outstanding shares of the Corporation’s common stock at any given time.

The powers, preferences and rights, and the qualifications, limitations and restrictions of the Series D-5 are set forth in the Corporation’s Current Report on Form 8-K and exhibits attached thereto previously filed with the Securities and Exchange Commission on January 11, 2019.

Rune will continue its operations uninterrupted following the closing and will retain key employees. The Exchange Agreement includes customary representations, warranties and covenants of the parties. The closing of the Exchange Agreement is subject to certain closing conditions, including that the Members have not materially misrepresented any of the representations contained in the Exchange Agreement and its exhibits. The Exchange Agreement may also be terminated by mutual consent of the parties.

- As a subsequent event on February 7, 2019 the Company executed a front end 10% convertible note with Adar Alef, LLC at face value of 132,720 and received net proceeds of $126,400. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

- As a subsequent event on February 19, 2019 Adar Alef, LLC funded their back end 10% convertible note at face value of $64,500 with net proceeds to the Company of $58,400 The backend note is convertible after 181 days past the November 11, 2018 date of the corresponding front end note at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

- As a subsequent event on February 19, 2019 the Company executed a front end 10% convertible note with LG Capital Funding, LLC at face value of $55,125 and received net proceeds of $50,000. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

- As a subsequent event on March 13, 2019 the LG Capital Funding, LLC funded their back end 10% convertible note at face value of $55,125 with net proceeds to the Company of $52,500 The backend note is convertible after 181 days past the February 19, 2019 date of the corresponding front end note at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

-As a subsequent event on March 8, 2018, the Company filed with the State of Nevada an Amendment to its Articles of Incorporation that increased it authorized common shares from One billion to eight billion common shares authorized.

- As a subsequent event on March 14, 2019, the Company entered into a PIPE Equity Purchase Agreement whereby an institutional investor agreed to purchase up to $500,000 worth of the Company’s D-2 Preferred Shares with a $2.00 face value at to be determined discount to face value. Concurrent with the execution of this Agreement, the Company sold 103,500 preferred D-2 Preferred Shares and received net proceeds after expenses of $100,000 (Tranche #1). The D-2 Preferred Shares are convertible to common shares after a 6 month or more holding period at market price. (See Form 8-K filed on March 20, 2019).

- As a subsequent Event concurrent with the execution of the PIPE Funding Agreement the Company executed an Exchange Agreement with the same institution investor whereby that investor exchange all of its Series D-1 preferred shares for newly issued Series D-2 Preferred Shares. (See Form 8-K filed on March 20, 2019).

- As a subsequent event and in connection with the with PIPE Funding Agreement and the Exchange Agreement listed above the Company field with the State of Nevada a new Certificate of Designation which took 2.5 million of the blank check preferred shares the Company has and designated them as Series D-2 Preferred Shares. (See Form 8-K filed on March 20, 2019).

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

On October 30, 2018 the Company’s Board of Directors engaged with the PCAOB registered accounting firm, dbbmckennon P.C. (“dbbm”) of San Diego, CA as the Company’s independent registered public certifying accountant to perform audit services for the 12 month period(s) ended December 31, 2018.

Dbbmckennon has not previously been engaged with nor consulted with the Company nor anyone affiliated with the Company regarding any matters related to the Company during the preceding 2-year period nor any interim period.

The Company has not received any letter from RM nor any prior certifying accountant regarding any disclosures not already publicly filed, nor has there been any disagreement with any Auditors related to accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of December 31, 2018 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 as a result of the identification of the material weaknesses described below.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (3) the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019: (i) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Accordingly, while the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles generally accepted in the United States of America. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2018 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE

Executive Officers and Directors.

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

The following sets forth information about our directors and executive officers as of December 31, 2018.

NAME	AGE	POSITION
Angelo Ponzetta	58	Chairman of the Board, Chief Executive Officer, Secretary, President
Daniele Monteverde	67	Chief Financial Officer, Director
Dominick D’Alleva	66	Advisory Board Member
Richard J. Berman	76	Advisory Board Member

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

Appointment of new directors and officers (last five years to present)

Mr. Angelo Ponzetta – President, Chief Executive Officer, Secretary and Chairman of the Board of Directors & Founder. Mr. Ponzetta also serves as the sole director and officer of 12 Hong Kong, Ltd, 12 Retail Corporation and as President and Director of 12 Europe A.G.:

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

Mr. Daniele Monteverde – Chief Financial Officer and Director:

Mr. Monteverde was appointed as Chief Financial Officer on June 27, 2017 and as a director of the Company on October 30, 2017 and has served in those capacities since.

From 2015 to September 2017, Mr. Monteverde has served as the President and Chief Executive Officer of 12 Japan, Ltd where he was instrumental in managing the Company’s first retail customer who purchased and installed the Company’s cutting-edge technology: Itoya, Ltd. Mr. Monteverde also serves the function of Chief Financial Officer of 12 Japan from September 2017 to Present.

In addition to his responsibilities on behalf of the Company, Mr. Monteverde owns and operates a number of successful companies: CEO of Aquarium, Inc a video production, editing and recording Company for marketing, distribution and other commercial applications located in Japan (2005- present), President and CEO of Latina International Corporation, Inc a creative boutique agency located in Japan (1987-present), President and CEO of Arriba Entertainment, Inc a music production company located in Japan (1999-present), Founder and Senior Managing Director of Eureka, Inc an event management and production company located in Japan (2016-present), Founder and Senior Managing Director of Three W, Inc a digital content production company located in Japan (2019-present).

Mr. Monteverde holds a Ph.D. in Engineering (Specializing in Business Administration) from the University of Buenos Aires.

Dominick D’Alleva – Advisory Board Member:

Dominick D’Alleva was appointed as an Advisory Board Member of the Company in June 2018.

From 1995 to present time, he has been a principal with D and D Realty Company, LLC, a privately owned New York based New York limited liability Company involved in the acquisition and financing of real estate. From 1986 to 1995, he was engaged in residential New York City real estate for his own account and as general counsel to various real estate acquisition firms. From December 2014 to October 2016, Mr. D’Alleva was Chairman of the Board of Warren Resources, Inc. a publicly traded energy Company which was reorganized in 2016. From 1983 to 1985, he served as Executive Vice President, Director and General Counsel of Swanton Corporation which engaged in energy, retail and financial services businesses. From 1980 to 1983, he was Associate Counsel for Damson Oil Corporation. From 1977 to 1980, he was an associate with Simpson, Thatcher & Bartlett specializing in securities and corporate law.

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

Richard J. Berman – Advisory Board Member:

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

Resignations of officer and Board directors (last 5 years)

Former Officers and Directors:

Jose Armando Acosta Crespo – Former President, Chief Executive & Financial Officer and Secretary.

Mr. Crespo served as President, Chief Executive Officer, Chief Financial Officer, Secretary and sole Director from inception (September 2014) until June 27, 2017 when Angelo Ponzetta was appointed.

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

Mr. Acosta holds a Bachelor’s Degree in Business Administration from the Instituto Tecnologico of Santo Domingo “INTEC”.

Kirk Kimerer – Former Chief Marketing Officer.

Kirk Kimerer served as Chief Marketing Officer from October 2017 until August 2018. Due to the delays with the Company’s original planned acquisitions and as part of the Company’s continued efforts to reduce costs and benefit shareholders, the board of directors and Mr Kimerer decided in August 2018 to temporarily eliminate the position of Chief Marketing Officer until such time as the Company has substantial retail operations. Mr Kimerer is pursuing his other interests while he still a “friend” to the Company.

Daniel Wong Former 12 Hong Kong Ltd Chief Operating & Technology Officer.

Mr. Wong. (50 years of age) was appointed on Jan. 1, 2018 as the Chief Operating and Technology Officer of 12 Hong Kong, Ltd under an unspecified term on an “at will” basis agreement with 12 Hong Kong, Ltd with an annual Salary of $150,000 U.S. Mr. Wong was terminated by mutual agreement in June 2018.

Stefan Gugisberg Former 12 Europe A.G. Chief Executive Officer.

Mr. Stefan Gugisberg (48 years of age) was appointed on November 1, 2017 as the Chief Executive Officer of 12 Europe A.G., with an annual salary of $144,000 U.S. Mr. Gugisberg was terminated by mutual agreement effective October 31, 2018. A package to terminated Mr. Gugisberg employment included total compensation of CHF 43,924 or approximately USD $48,593 to be paid in installments.

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

Advisory Board of Directors:

On October 30, 2017 the Company has created an Advisory Board of Directors to bring additional experience and strategic contacts to the Company. In June 2018, the Company appointed Dominck D’Alleva. See above for full bio. The Company is actively interviewing other qualified candidates for future consideration.

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

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended December 31, 2018 and December 31, 2017.

Summary Compensation Table
Name and Principal Positions	Year	Accrued and Paid Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Angelo Ponzetta, CEO, Chairman	2017	$20,000	None	None	None	None	None	$20,000
Angelo Ponzetta, CEO, Chairman (1)	2018	$150,000	None	None	None	None	None	$150,000
Daniele Monteverde CFO, Director	2017	$20,000	None	None	None	None	None	$20,000
Daniele Monteverde CFO, Director (2) CFO, Director	2018	$120,000	None	None	None	None	None	$120,000
Kirk Kimerer CMO (3) Joined 10/19/17	2017	$7,500	None	None	None	None	None	$7,500
Kirk Kimerer CMO (3) Joined 10/19/17	2018	$26,798	None	None	None	None	None	$26,798
Richard J. Berman Advisory Board (4) Joined 10/30/17	2017	$7,500	None	None	None	None	None	$7,500
Richard J. Berman Advisory Board (4) Joined 10/30/17	2018	$120,000	None	None	None	None	None	$120,000

(A)	Angelo Ponzetta’s monthly salary was to be $10,000 per month beginning in November and December 2017. Mr. Ponzetta was paid $10,000 in November and $10,000 in December. Angelo Ponzetta’s salary was increased to $12,500 per month starting in January 2018 to December 2018. Mr. Ponzetta was paid in January 2018. However, Mr. Ponzetta has agreed to defer the remaining regular payments until the Company has more consistent cash flow.

(2) Daniele Monteverde’s monthly salary is to be $10,000 per month beginning in November 2017 and continued until December 2018. However, Mr. Monteverde has agreed to defer regular payment until the Company has more consistent cash flow.

(3) Kirk Kimerer was paid monthly salary of $2,500 in November 2017 and $5,000 in December 2017. Mr. Kimerer’s monthly salary was $8,000 per month for the period of January through June 2018. Mr. Kimerer was paid $20,298 during 2018.

(4) Richard J. Berman was paid a signing bonus of $25,000 in December 2017 and is to be compensated at the rate of $10,000 per month. The Company paid Mr. Berman $17,500 during 2018 and remaining amount is accruing for Mr. Berman’s compensation that remains unpaid.

The Company does not currently offer stock options or warrants and does not have any plans to do so. The Company may at a later date institute a restricted Stock plan to incentivize employees.

Employment Agreements

There are no employment agreements in place at the Company.

Subsequent to year end, the Company closed two acquisitions and engagement the two founder members, Greg Haehl as Manager of the Red Wire Group and Emily Santamore as Managing Member of Rune NYC. Red Wire Group employs eighteen (18) people in addition to Greg Haehl, Rune has two (2) employees, and Emotion Fashion Group has one employee (1). Please see their bios of Greg Haehl and Emily Santamore below:

Greg Haehl- Manager Red Wire Group

Greg Haehl is the founder of Red Wire Group, LLC. After starting businesses in a multitude of industries, Greg took an interest in clothing and the manufacturing knowledge that was predominantly centered overseas. He spent 3 years building up a manufacturing and design firm that had the capability to take a concept and turn it into a garment in mass production. This turned into Red Wire Group, which now designs and manufactures clothing for over 100 different brands located throughout the United States.

Greg’s past experience was spent predominantly in mining, oil and power. Many of the businesses that Greg has started and been involved in were centered on internet marketing, lead generation, search engine optimization and online advertising. Greg now lives in Utah with his wife and 5 children.

Emily Santamore- Managing Member of RUNE, NYC

Emily, founder and creative director of RUNE, was born in Seoul, Korea and adopted to the US at the age of five. Driven by her creativity and passion for drawing, both of which were nurtured from a young age, Emily attended Tyler School of Art, one of the most prestigious art universities in the United States. Graduating with a BFA in Art History & Fine Arts, she packed her bags and moved to New York City, destined to start something of her own that would merge her love of art and fashion. Over the past 19 years, Emily has continued to expand her knowledge of and interest in the fashion industry, managing sales and design for major contemporary lines.

RUNE, Emily’s Apparel Company, is the product of her love of design and insight into the fashion world. RUNE features a line of fashion leggings as well as tops that would satisfy even the most discerning customer. Emily finds inspiration in her “RUNE Woman,” a modern, savvy, adventurous person who defines her own identity and style. Made from a special fiber called Supplex that contains a 4-way stretch and thickness and is known for its ability to hold its shape and color over time, RUNE leggings fill a niche in the market place for wearable, slimming, fashionable clothes that do not break the bank.

“I just wanted to feel empowered and wearing leggings makes me feel like I can take on the world…comfortably!” Designed, sourced, and manufactured entirely in New York City’s Garment District, RUNE quickly won the hearts of major retailers following its debut in early 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2019 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

As of March 29, 2019, there are 994,152,866 common shares outstanding and 5 million Series A Preferred Shares outstanding. Each Series A Preferred Shares is convertible to 20 common shares upon conversion and until conversion allows the holder to 20 votes. Consequently, the chart below is based upon 8,050,000,000 eligible votes.

Name and Address	Position	Shares Owned (1)	Percentage owned
Angelo Ponzetta, Unit B, 22/F, Times Centre, 391-407 Jaffe Road, Wanchai, Hong Kong - Common Shares	CEO	45,057,976	0.55%
Angelo Ponzetta Preferred Series A Shares- 4.5 million (Convertible at 1 Series A Preferred Share for 20 common shares)	CEO	Votes: 90,000,000	1.10%
Angelo Ponzetta Preferred Series C Shares- 1 share at costs $1.00 (The Series C Preferred Shares have no equity value, no preference in liquidation and is not convertible into common shares, authorizes the holder to vote one billion (1,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws.	CEO	Votes: 8,000,000,000	98%
Angelo Ponzetta – Aggregate	CEO	Votes: 8,135,057,976	99%
Daniele Monteverde Hanegi -1-30-8, Setagaya-ku, Tokyo 156-0042 – Common Shares	CFO	3,550,000	0.04%
Daniele Monteverde Preferred Series A Shares- 500 000 (Convertible at 1 Series A Preferred share for 20 common shares)	CFO	Votes: 10,000,000	0.12%
Daniele Monteverde – Aggregate	CFO	Votes: 13,550,000	0.17%
All officers and directors as a group (2 persons)		Votes: 8,148,607,976	99%

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. As of March 29, 2019, there are no outstanding warrants and convertible notes payable are owned by investors who are not management, directors or beneficial owners of more than 10% of the outstanding shares.

Description of Registrant’s Securities

Company Stock

On March 8, 2019, the Company filed a with the Securities and Exchange Commission a Form 14C which increased the aggregate number of shares which this Company has the authority to issue from One Billion Fifty Million (1,050,000,000) to Eight Billion Fifty Million (8,050,000,000) shares, consisting of (a) Eight Billion (8,000,000,000) shares of Common Stock, par value $0.00001 per share (the “Common Stock”) and (b) fifty million (50,000,000) shares of Preferred Stock, par value $0.00001 per share (the “Preferred Stock”). Of the Preferred Stock we have 8 classes designated as; Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series D-1 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock, and Series D-6 Preferred Stock.

Series A Preferred Stock which consists of ten subsequent event million (10,000,000) shares authorized, five million (5,000,000) of which have been issued as of the date of this Report.

Series B. Preferred Stock which consists of one million (1,000,000) shares authorized, with 68,000 of which are issued as of the year ended December 31, 2018 and zero shares were issued as of December 31, 2017.

Series C Preferred Stock which consists of two shares are authorized of which one share was issued and outstanding as of December 31, 2018 and zero issued and outstanding as of December 31, 2017.

Series D Preferred Stock which consists of ten million (10,000,000) shares of stock that are designated as “Blank Check Preferred” allowing the Board of directors to set the rights privileges and voting as determined by the Board as well as dividing this Series into other series as the need may arise. As of the date of this report none of the Series D. Preferred Stock have been issued.

Series D-1 Preferred Stock which consists of ten million (10,000,000) shares of stock that are designated as “Blank Check Preferred” allowing the Board of directors to set the rights privileges and voting as determined by the Board as well as dividing this Series into other series as the need may arise. As of the date of this report none of the Series D. Preferred Stock have been issued.

Series D-3 Preferred Stock which consists of ten million (10,000,000) shares of stock that are designated as “Blank Check Preferred” allowing the Board of directors to set the rights privileges and voting as determined by the Board as well as dividing this Series into other series as the need may arise. As of the date of this report none of the Series D. Preferred Stock have been issued.

Series D-5 Preferred Stock which consists of one million (1,000,000) shares of stock that are designated as the Series D-5 Convertible Preferred Stock. The par value of each issued share of Series D-5 Preferred Stock shall be $0.00001 per share, and the stated value of each issued share of Series D-5 Preferred Stock shall be deemed to be $4.00 USD. Series D-5 Preferred Stock will carry an annual dividend of 6% which will be paid in arrears. Holders of the shares of Series D-5 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law. As a subsequent event, effective February 21, 2019, the Company issued 37,500 shares for 25% minority interest in the Red Wire Group. See Subsequent Even Footnote.

Series D-6 Preferred Stock which consists of one million (1,000,000) shares of stock that are designated as the Series D-6 Convertible Preferred Stock. The par value of each issued share of Series D-6 Preferred Stock shall be $0.00001 per share, and the stated value of each issued share of Series D-6 Preferred Stock shall be deemed to be $5.00 USD. As a subsequent event, effective February 21, 2019, the Company issued 54,000 shares for 75% minority interest in the Red Wire Group. See Subsequent Event Footnote.

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

Conversion:

The Series C Preferred Stock shall not be convertible.

Voting:

Each issued and outstanding shares of Series C Preferred Stock shall be entitled to Eight Billion (8,000,000,000) votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Series D-1 Preferred Stock

The following summary of the Company’s Series D-1 Preferred Stock. The Series D Preferred Stock as a whole, of which Series D-1 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Series D-1 Preferred Stock shall be non-voting except on certain major corporate actions or as required by law. In the event of such a right to vote, each holder of Series D-1 Preferred Stock shall have the right to the number of votes equal to the number of conversion shares then issuable upon conversion of the Series D-1 Preferred Stock held by such holder.

The total number of shares of Series D-1 Preferred Stock this Company is authorized to issue 311,250 shares, with a par value of $0.00001 per share and a stated value of $2.00 per share (the “Stated Value”).

Series D-2 Preferred Stock

As a subsequent event, the Company designated Series D-2 Preferred Stock. The following summary of the Company’s “8% Series D-2 Preferred Stock. The Series D Preferred Stock as a whole, of which Series D-2 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Before any dividends shall be paid or set-side for payment on any Junior Security Corporation, each holder of Series D-2 Preferred Stock shall be entitled to receive dividends, in the manner provided herein, payable on the stated value of the Series D-2 Preferred Stock at a rate of 8% per annum, or 18% per annum following the occurrence of an Event of Default, which shall be cumulative and be due and payable in shares of Common Stock on the Conversion date or in cash on the Redemption Date. Such dividends shall accrue from the date of issue of each share of Series D-2 Preferred Stock.

The total number of shares of Series D-2 Preferred Stock this Company is authorized to issue 2,500,000 shares, with a par value of $0.00001 per share and a stated value of $2.00 per share (the “Stated Value”).

Series D-3 Preferred Stock

The Company designated Series D-3 Preferred Stock. The following summary of the Company’s Series D-3 Preferred Stock. The Series D Preferred Stock as a whole, of which Series D-3 Preferred Stock is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Series D-3 Preferred Stock shall be non-voting except as required by law. In the event of such a right to vote, each holder of Series D-3 Preferred Stock shall have the right to the number of votes equal to the number of conversion shares then issuable upon conversion of the Series D-3 Preferred Stock held by such holder.

The total number of shares of Series D-3 Preferred Stock this Company is authorized to issue 500,000 shares, with a par value of $0.00001 per share and a stated value of $5.00 per share (the “Stated Value”). There are 500,000 are designated as “Series D-3 Preferred Stock” of which 54,848 are currently issued and outstanding. Common

Series D-5 Preferred Stock

As a subsequent event, the Company designated Series D-5 Preferred Stock. The following summary of the Company’s Series D-5 Preferred Stock is a summary.

The par value of each issued share of Series D-5 Preferred Stock shall be $0.00001 per share, and the stated value of each issued share of Series D-5 Preferred Stock shall be deemed to be $4.00 USD. The total number of shares of Series D-5 Preferred Stock this Company is authorized to issue 1,000,000 shares, with a par value of $0.00001 per share and a stated value of $4.00 per share (the “Stated Value”). The Series D Preferred Stock as a whole, of which Series D-5 Preferred Stock is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Series D-5 Preferred Stock shall be non-voting except as required by law.

Series D-5 Preferred Stock will carry an annual dividend of 6% which will be paid in arrears. Holders of the shares of Series D-5 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law.

As a subsequent event, effective February 21, 2019, the Company issued 37,500 shares for 25% minority interest in the Red Wire Group. See Subsequent Even Footnote.

Series D-6 Preferred Stock

As a subsequent event, the Company designated Series D-6 Preferred Stock. The following summary of the Company’s Series D-5 Preferred Stock is a summary.

The total number of shares of Series D-6 Preferred Stock this Company is authorized to issue 1,000,000 shares, with a par value of $0.00001 per share and a stated value of $5.00 per share (the “Stated Value”). The Series D Preferred Stock as a whole, of which Series D-6 Preferred Stock is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Series D-6 Preferred Stock shall be non-voting except as required by law.

As a subsequent event, effective February 21, 2019, the Company issued 54,000 shares for 75% minority interest in the Red Wire Group. See Subsequent Event Footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are certain conflicts of interest between the Company and our officers and directors. Mr. Angelo Ponzetta our Chief Executive Officer and Chairman was the principal owner and controlling officer of each of our first three acquisitions: 12 Hong Kong Ltd, 12 Japan Ltd and 12 Europe A.G. As such, there were some intercompany transactions between the entities as well as transactions with officers that are considered related party transactions. Angelo Ponzetta’s brother Gianni was a shareholder and officer of 12 Europe A.G. and is now a less than 5% shareholder of the Company.

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

Other than disclosed in herein, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past two fiscal years, or in any proposed transaction, which has materially affected or will affect the Company.

Due to stockholders at December 31, 2018 and December 31, 2017 consists of the following:

	December 31, 2018	December 31, 2017
Daniel Monteverde	143,195	8,214
Angelo Ponzetta	623,201	500,798
Gianni Ponzetta	-	160,114
	$766,396	$669,129

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000 ($61,584) to the Company, which is included in the December 31, 2017 total. The promissory note is unsecured and bears interest at 1% per annum and is due December 31, 2019.

In September 2018, Gianni Ponzetta converted this note and all the due to Gianni Ponzetta payables to Preferred D-3 shares. On September 29, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of twenty thousand (20,000) shares of our Series D-3 Preferred Shares to Gianni Ponzetta effective September 29, 2018 at a price of $5 par value per share in exchange for $100,000. On the same date, 12 ReTech corporation authorized the issuance of four thousand (4,000) shares of our Series D-3 preferred shares to Gianni Ponzetta at $5 par value per share with a value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta. Lastly, 12 ReTech corporation issued 30,840 shares of Series D-3 Preferred Shares to Gianni Ponzetta with par value per share of $5 in exchange of $154,234 which was owed to Gianni Ponzetta. On October 30, 2018, this Certificate of Designation was filed with the Secretary of State in the State of Nevada. See D-3 shares in Note 10 below.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

In September 2018, $20,000 was repaid to Angelo Ponzetta, which offset the amounts due to Angelo Ponzetta. During the 4th quarter, 2018, Angelo Ponzetta also invested approximately $45,000 USD into 12 Europe.

During the year ended December 31, 2018 and December 31, 2017, total advances and expenses paid directly by stockholders on behalf of the Company were $62,326 and $185,060, respectively, and the Company repaid $16,931 and $8,130, respectively.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors’ consent; and

●	Obtaining shareholder consent where required.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, dbbmckennon, for professional services rendered for the audits of our annual financial statements of the fiscal years ended December 31, 2018 totaled $20,000. The aggregate fees billed by dbbmckennon for professional services rendered for the review of the financial statements included in our quarterly reports included on Form 10Q for period ending June 30, 2018 and September 30, 2018 was $15,000.

The aggregate fees billed by our prior independent auditor, Rotenberg Merill, for professional services rendered for the audit of the financial statements of the fiscal years 2017 and 2016 was $44,000. The aggregate fees billed by Rotenberg and Merill for professional services rendered for the review of the financial statements included in our quarterly reports included on Form 10Q for period ending June 30, 2018 was $15,000.

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

All Other Fees - Consists of fees for products and services provided by our independent registered accounting firm, other than the services reported under “Audit fees,” “Audit-related fees”, and “Tax fees” above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 3, 2018 contained in Item 8 above which are incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Number	Description of Exhibit
3.01	Articles of Incorporation filed with the SEC on form S-1 in December 30, 2014

3.01a	Amended and Restated Articles of Incorporation filed with the SEC on form 8-k on June 14, 2017

3.01b	Articles of Amendment filed with the SEC on form 8-k on February 02, 2018

3.01c	Certificate of Designation filed with the SEC on form 8-k on February 02, 2018.

3.02	By-Laws filed with the SEC on form S-1 on December 30, 2014

10.01	Share Exchange Agreement between Devago, Inc (12 ReTech Corporation) and 12 Hong Kong, Ltd filed on form 8-k on June 7, 2017

10.02	Share Exchange Agreement between 12 ReTech Corporation and 12 Japan, Ltd filed with the SEC on form 8-k on August 02, 2017

10.03	Share Exchange Agreement between 12 ReTech Corporation and 12 Europe A.G. and the shareholder of 12 Europe A.G. filed with the SEC on 8-k on October 30, 2017

10.04	Share Exchange Agreement between 12 ReTech Corporation and E-motion Apparel, Inc, and the shareholder attached hereto.

10.05	Stock Purchase Agreement between 12 ReTech Corporation and Geneva Roth Remark Holdings, Inc., as filed with the SEC on 8-k on January 29, 2018

10.06	Securities Purchase Agreement between 12 ReTech Corporation and EMA Financial, LLC, attached hereto

31.1	Certification of Principal Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as emended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Accounting Officer)

33.1	Issuance of Series D-3 Preferred Stock.

33.2	Certificate of Designation of Series D-5 Preferred Stock.

33.3	Certificate of Designation of Series D-6 Preferred Stock.

33.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

34.	Certificate of Amendment filed with the State of Nevada with filed Definitive 14C

35.	Share Exchange Agreement between 12 ReTech Corporation and Red Wire Group. LLC on form 8K filed on February 25, 2019.

33.5	Certificate of Designation of Series D-2 Preferred Stock.

36.	Share Exchange Agreement between 12 ReTech Corporation and Rune, NYC, LLC on form 8K filed on March 21, 2019 .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: April 15, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: April 15, 2019		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
	Its:	Chairman, Director,
President,
Chief Executive Officer,
(Principal Executive Officer)

/s/ Daniele Monteverde
By:	Daniele Monteverde
Its:	Director
Secretary
Treasurer
Chief Operating Officer
(Principal Accounting Officer) (Principal Financial Officer)

