Form 10-Q
period 2019-03-31
12 Retech Corp
filed 2019-05-20
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	RETC	1,449,599,515

The number of shares of common stock ($0.00001 par value) outstanding as of May 20, 2019 was 994,152,866.

12 RETECH CORPORATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2019

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-	our current lack of working capital;

-	inability to raise additional financing;

-	that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

-	deterioration in general or regional economic conditions;

-	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

-	inability to efficiently manage our operations;

-	inability to achieve future sales levels or other operating results; and

-	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$4,536	$37,721
Accounts receivable	8,958	15,609
Inventory	26,420	23,140
Prepaid expenses	28,934	4,884
Other current assets	2,195	19,344
Total Current Assets	71,043	100,698

Fixed assets, net	156,248	98,295
Goodwill	880,340	-
Software development	496,075	371,118
Security deposit	12,936	12,936
TOTAL ASSETS	$1,616,642	$583,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,638,849	$1,234,712
Due to stockholders	796,744	766,397
Notes payable, net of discounts	161,025	158,245
Convertible notes payable, net of discounts	621,338	624,845
Derivative liabilities	4,392,762	2,696,470
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 27,980 shares and 68,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Liquidation preference $27,980	47,836	48,144
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value, $2.00 stated value; 0 shares and 311,250 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Liquidation preference $622,500 at December 31, 2018	-	622,500
Series D-2 Preferred Stock, 500,000 shares designated; $0.00001 par value, $2.00 stated value; 346,425 shares and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Liquidation preference $692,850	692,850	-
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value, $5.00 stated value; 54,846 shares issued and outstanding at March 31, 2019 and December 31, 2018. Liquidation preference $274,234	274,234	274,234
Total Current Liabilities	8,625,638	6,425,547

Total Liabilities	8,625,638	6,425,547

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 5,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	65	65
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 1 share issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 120,088 shares and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Liquidation preference $480,352	480,352	-
Series D-6 Preferred Stock, 8,000,000 shares designated; $0.00001 par value, $5.00 stated value; 55,600 shares and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively. Liquidation preference $278,000	278,000	-
Common stock: 1,000,000,000 authorized, $0.00001 par value; 994,152,866 and 654,251,95 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	9,942	6,542
Additional paid-in capital	5,074,391	5,330,500
Minority interest	30,704	-
Accumulated other comprehensive income	1,929	1,295
Accumulated deficit	(12,884,380)	(11,180,903)
Total Stockholders’ Deficit	(7,008,996)	(5,842,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,616,642	$583,047

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$221,129	$8,942
Cost of revenue	147,898	-
Gross Profit	73,231	8,942

Operating Expenses
General and administrative	466,134	473,444
Professional fees	250,021	231,629
Depreciation	5,625	1,149
Total Operating Expenses	721,780	706,222

Loss from operations	(648,549)	(697,280)

Other Expense
Other income	7,431	-
Loss on debt extension	-	(25,000)
Interest expense	(352,330)	(147,950)
Loss on derivative liability	(710,159)	-

Net Other Expense	(1,055,058)	(172,950)

Net Loss	$(1,703,607)	$(870,230)

Other comprehensive income- foreign currency translation adjustment	634	(14,664)

Comprehensive Loss	$(1,702,973)	$(884,894)

Minority interest	$(130)	$-

Net Loss to 12 ReTech Corporation	$(1,702,843)	$(884,894)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	806,807,151	82,623,020

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Statement of Stockholders Deficit

Three months ended March 31, 2019 and 2018

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock			Series D-6 Preferred Stock			Common Stock		Additional	Common Stock			Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount		Number of Shares	Amount	Paid-in Capital	to be issued	Minority Interest		Comprehensive Income	Accumulated Deficit	Stockholders Deficit
Balance - December 31, 2017	5,000,000	$50	$-	$-	-	$-							82,200,000	$822	$1,267,916	92,646	$		$1,514	$(2,413,739)	$(1,050,791)

Series B Preferred stock issued for cash			266,000												259,997						260,000
Common stock issued as part of funds raised													768,338	8	117,638	(92,646)					25,000
Foreign currency translation adjustments																			(14,664)		(14,664)
Net Loss																				(870,230)	(870,230)

Balance - March 31. 2018	5,000,000	50	266,000	-	-	-	-		-	-		-	82,968,338	830	1,645,551	-		-	(13,150)	(3,283,969)	(1,650,685)

Balance - December 31, 2018	6,500,000	$65	68,000	$68,000	1	$1		$			$		654,251,953	$6,542	$5,330,500	-	$		$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest													189,859,704	1,898	181,976						183,874
Common stock issued for Preferred Shares conversion			(40,020)	(20,164)	-	-							150,041,209	1,501	95,520						97,021
Preferred Stock issued with acquisition							120,088		480,352	55,600		278,000						30,834			789,186
Relief of derivative through conversion and issuance of preferred stock derivatives															(533,604)						(5,33,604)
Net loss																		(130)	634	(1,703,608)	(1,702,974)

Balance - March 31, 2019	6,500,000	65	27,980	47,836	1	1	120,088		480,352	55,600		278,000	994,152,866	9,941	5,074,391	-		30,704	634	(12,884,511)	(7,008,997)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Three Months Ended
	March 31,
	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(1,703,607)	$(870,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		5,625	1,149
Loss on debt extinguishment		-	25,000
Amortization of debt discount		199,162	123,119
Loss on derivative liability		710,159	-
Loss on exchange of preferred stock		70,350	-
Excess fair market value of common stock over liabilities settled		196,713	-
Accounts receivable		6,651
Prepaid expenses		(24,050)	(38,203)
Inventory		(3,280)	5,160
Other current assets		106,405	-
Due to related party			-
Accounts payable and accrued liabilities		191,404	(242,475)
Net Cash Used in Operating Activities		(244,468)	(515,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
		-	-
Purchases of property and equipment		(5,468)	(381)
Cash received from acquisition		12,924	-
Cash paid for acquisition		(79,937)
Software development		(124,957)	(53,944)
Net Cash Used in Investing Activities		(197,438)	(54,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) to stockholders		30,347	29,722
Repayment to stockholders		-	(16,931)
Proceeds from convertible notes payable		377,740	245,000
Issuance on Series B Preferred stock		-	266,000
Cash paid for capital raise			(6,000)
Net Cash Provided by Financing Activities		408,087	517,791

Effect of Exchange Rate Changes on Cash and Cash Equivalents		634	(1,639)

Net decrease in cash and cash equivalents		(33,185)	(53,179)
Cash and cash equivalents, beginning of period		37,721	100,264
Cash and cash equivalents, end of period		$4,536	$47,085

Supplemental cash flow information
Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable, accrued interest and derivative		$400,965	$-
Discounts on convertible notes payable due to derivatives		$452,528	$-
Conversion of preferred stock in common stock		$197,021	$-
Reduction of APIC related to derivatives on preferred stock		$850,695	$-
Exchange of preferred stock for different series		$622,500	$-
Common Stock to be issued recognized as debt discount	$		$25,000
Common stock issued in conjunction with convertible notes)	$		$92,646

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 1 – Nature of the Business

At our core, we are a software Company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our Brand rollup acquisition strategy allows us to demonstrate the effectiveness of our software and devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents: 12 Hong Kong, Limited (“12HK”, “12 Hong Kong, Ltd.”), 12 Japan, Limited (“12JP”, “12 Japan, Ltd.”), 12 Europe A.G. (“12EU”, “12 Europe AG”), and 12 Retail Corporation (“12 Retail”) which, with its subsidiaries, designs, manufactures, and sells primarily fashion products through all channels including online, wholesale to retailers, and in our own store(s) from North America. 12 Retail’s subsidiaries include: Emotion Fashion Group, Inc. (acquired May 2018), Red Wire Group, LLC (Acquired February 2019) and Rune NYC, LLC (Acquired March 2019).

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	Development and sales of technology applications

12 Japan Limited (“12JP”)	Japan	February 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications

12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	Consultation and sales of technology applications.
E-motion Fashion Group, Inc. F/K/A Emotion Apparel, Inc, Lexi Luu Designs, Inc, Punkz Gear, Skipjack Dive and Dancewear, Cleo VII	Re-incorporated, in Utah, USA F/K/I in California, USA	September 9, 2010 Reincorporated on July 6, 2018 and changed its name on July 26, 2018	May 1, 2018	100%	A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisitions roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.
Red Wire Group, LLC	Utah	July 2, 2015	February 19, 2019		A subsidiary of 12 Retail and is the second acquisition in the brand acquisition strategy. Operates its own “cut & sew for independent third parties’ contract to produce clothes
Rune NYC, LLC	New York	Jan 23, 2013.	March 14, 2019	100%	A subsidiary of 12 Retail and is the third in the brand acquisition. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers

Note 2 – Going Concern

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

Under the terms of the acquisition of the Red Wire Group, certain members received Series D-5 with a PUT option with a face value of $150,000. If those members so elect to not convert those shares to common stock, they have the right to PUT those shares to the Company for cash. This would be an additional cash constraint on the company. For additional detail, See Note 3 Acquisitions.

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2019, the Company had a total accumulated deficit totaling approximately $12,884,380 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain its normal operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Acquisitions

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

Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a share exchange agreement whereby the Company exchanged 1.0 million of its common shares for 100% of the outstanding equity of EAI, in a third-party transaction. The fair value of the 1.0 million shares of common stock issued amounted to $80,000. EAI owned four wholly-owned and majority –owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear, and E-motion Apparel, Inc.

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

Emotion Fashion Group was then deemed to be founded in 2010 and designs and manufactures women’s apparel and kids’ dancewear. The acquisition of Emotion Fashion Group was accounted for under ASC 805 where purchase price was allocated based on assets acquired and liabilities assumed as of the acquisition date May 1, 2018, at the estimated fair value. During the fourth quarter of 2018, the Company determined that the goodwill associated with the acquisition should be fully impaired, and as such was expensed during the fourth quarter of 2018. For further details, please see Company’s Form 10-K filed on April 19, 2019.

Red Wire Group, LLC.

On February 19, 2019, the Company completed the acquisition of Red Wire Group, LLC. (“RWG”) a Utah limited liability company, pursuant to a share exchange agreement whereby the Company exchanged the Company’s Series D-5 and Series D-6 for 100% of the outstanding equity of RWG. Pursuant to the terms of the exchange agreement, the Company acquired (i) 75% of the membership interests of Red Wire in exchange for 54,000 shares of the Company’s Series D-6 Preferred Stock (stated value of $5.00 per share), and (ii) the remaining 25% of the membership interests of Red Wire in exchange for 37,500 shares of the Company’s Series D-5 Preferred Stock (stated value of $4.00 per share).

The powers, preferences and rights, and the qualifications, limitations and restrictions of the Series D-5 and Series D-6 Preferred Stock are set forth in the Company’s Current Report on Form 8-K and exhibits attached thereto previously filed with the Securities and Exchange Commission on January 11, 2019.

RWG continued its operations uninterrupted following the closing and retained key employees. The exchange agreement included customary representations, warranties and covenants of the parties. The closing of the Exchange Agreement is subject to certain closing conditions, including that the Members have not materially misrepresented any of the representations contained in the Exchange Agreement and its exhibits.

The Company has consolidated the acquisition effective February 1, 2019 to simplify the accounting under ASC 805 purchase accounting as it pertains to the acquisition of the RWG.

The assets and net liabilities acquired (based on fair values) were as follows:

Cash	$10
Other assets (except cash)	106,110
Goodwill	480,381
Liabilities	(136,501)
Net consideration provided	$450,000

The fair values of the net assets acquired were determined using the market approach, which indicates value for a subject asset based on available market pricing for comparable assets. The fair value of the fixed assets of $58,110 has been determined by a third-party valuation firm and is valued at its estimated sale price. The Company also capitalized assets of approximately $48,000. The fair value of the debt has been determined using an appropriately required payment amount.

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill.

The fixed assets are being depreciated over their estimated useful lives of 5 years. Goodwill recorded will not be amortized but tested for impairment at least annually, which will occur during the fourth quarter of the current year. The Company assumed the liabilities of the RWG of $136,501.

RWG results of operations have been included in the Company’s operating results for the period subsequent to the February 1, 2019. RWG contributed revenues of $180,881 for the three months ended March 31, 2019. The Company is still evaluating the total assets and liabilities at the date of acquisition and further adjustments might be made to the purchase price.

Rune NYC, LLC.

On March 14, 2019, the Company completed the acquisition of Rune NYC, LLC. (“Rune”), a New York limited liability company, pursuant to a share exchange agreement whereby the Company exchanged the Company’s Series D-5 shares for 92.5% of the total outstanding equity of Rune and the members of Rune (the “Members”). Pursuant to the terms of the exchange agreement, the Members of Rune (the “Members”) representing 92.5% of the membership interests have agreed to tender their interests to the Company, and the Company closed the tender offer period on March 14, 2019 at which time the exchange agreement became effective. Accordingly, pursuant to the terms of the exchange agreement, at closing the Company acquired 92.5% of the membership interests of Rune were exchange for 82,588 shares of the Company’s Series D-5 Preferred Stock with a stated value of $4.00 per share.

The powers, preferences and rights, and the qualifications, limitations and restrictions of the Series D-5 Preferred Stock are set forth in the Corporation’s Current Report on Form 8-K and exhibits attached thereto previously filed with the Securities and Exchange Commission on January 11, 2019.

Rune continued its operations uninterrupted during closing and retained certain key employees. The exchange agreement included customary representations, warranties and covenants of the parties. The closing of the exchange agreement was subject to certain closing conditions, including that the Members have not materially misrepresented any of the representations contained in the exchange agreement and its exhibits.

The Company has consolidated the acquisition effective February 1, 2019 to simplify the accounting under ASC 805 purchase accounting as it pertains to the acquisition of the Rune.

The assets and net liabilities acquired (based on fair values) were as follows:

Cash	$12,914
Other assets (except cash)	33,256
Goodwill	399,959
Liabilities	(35,006)
Net consideration provided	$411,123

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The company also recorded a minority interest of $30,834 which represents 7.5% of the net assets acquired.

Rune results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on February 1, 2019. Rune contributed revenues of $26,831 in 2019. The Company is still evaluating the total assets and liabilities at the date of acquisition and further adjustments might be made to the purchase price.

The below table sets forth selected unaudited pro forma financial information for the Company for 2018 compared to 12 ReTech as if RWG and Rune was owned for the three months ended March 31, 2018 and 2018.

	Proforma
	Three months ended
	March 31,
	2019	2018
Revenues	$301,129	$463,059
Cost of revenues	187,898	348,616
Gross profit	113,231	114,444

Net Loss	$(1,663,608)	$(983,030)

Earnings Per Share	$(0.00)	$(0.01)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the Rune acquisition had occurred on January 1, 2018. The unaudited supplemental pro forma financial information was calculated by combining the Company’s results with the stand-alone results of Rune. For the identified periods, which were adjusted for certain transactions and other costs that would have been occurred during this pre-acquisition period.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited condensed consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail, Rune NYC, LLC, Red Wire Group, LLC, and Emotion Fashion Group which includes Emotion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc, which beginning in the third quarter 2018 are all accounted for under the single Emotion Fashion Group, Inc financials due to the consolidation of Emotion Fashion Group’s subsidiaries. Since January 2019, the consolidation includes both Rune and RWG which were acquired in the first quarter 2019. All inter-company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Software Development Costs

At March 31, 2019 and December 31, 2018 software development costs totaled $496,075 and $371,118, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software-as-a-service (“SaaS”) arrangement. The Company will amortize the software costs on a straight-line basis over the estimated life of the software product’s expected life cycle, commencing when the software is first available for general release to customers.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.

The goodwill amount of $480,381 related to the acquisition of RWG and $399,959 related to the acquisition of Rune as of March 31, 2019. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has determined that there has been no impairment of goodwill at March 31, 2019. The Company performs its annual test during the fourth quarter.

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

Derivative Liabilities and Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect our own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels, defined as follows:

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

The Company classified certain conversion features in the convertible notes issued during 2019 and 2018 as embedded derivative instruments due to down-round ratchet provisions and potential adjustments to conversion prices due to events of default and accordingly measures and carries the conversion features as derivative liabilities in the consolidated financial statements. Also, the Company determined that the certain notes should be measured and carried at fair value in the consolidated financial statements according to ASC 480, as they are settleable in a variable number of shares based on a fixed monetary amount known at inception. These fair value estimates were measured using inputs classified as “Level 3” of the fair value hierarchy. The Company develops unobservable “Level 3” inputs using the best information available in the circumstances, which might include its own data, or when it believes inputs based on external data better reflect the data that market participants would use, its bases its inputs on comparison with similar entities. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, the Company decided a Black Scholes Simulation model, which incorporates inputs classified as “Level 3” was appropriate.

The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $4,392,762 and $2,696,470 at March 31, 2019 and December 31, 2018, respectively.

March 31, 2019
Risk-free interest rates	2.40 - 2.57%
Expected life (years)	0.13 - 1.00 years
Expected dividends	0%
Expected volatility	226 - 370%

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

In connection with convertible notes, as disclosed in Note 8, the Company reclassified derivative liabilities with a fair value of $1,418,516 to additional paid-in capital during year ended December 31, 2018. The Company revalued the derivative liabilities at each conversion date recording the pro-rata portion of the derivative liability as compared to the portion of the convertible note converted to the pre-conversion carrying value to additional paid-in capital.

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. During three months ended March 31, 2019, the Company recorded initial derivative liabilities of $354,413 related to convertible notes payable and $850,695 related to various series of preferred stock. On March 31, 2019, the derivative liabilities were revalued at $4,392,762 resulting in a loss of $315,409 related to the change in fair market value of the derivative liabilities during the period ended March 31, 2019.

For the Three Months Ended March 31, 2019
Balance – December 31, 2018	$2,696,470
Issuance of new derivative liabilities	1,697,972
Conversions to paid-in capital	(317,090)
Change in fair market value of derivative liabilities	315,410
Balance – March 31, 2019	$4,392,762

Management views these convertible notes, due to their conversion feature to be viewed as equity, and the expenses associated through derivative calculations to be estimates that are only finalized once the actual conversion has been consummated. For the balance outstanding, please see Note 8.

Commitments and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder at a future date. The Series D-2 Preferred Stock is classified as temporary equity due to the fact that it redeemable immediately. The Series D-3 Preferred Stock is also classified as temporary equity due to the existence of the PUT. Under the terms of the acquisition of the Red Wire Group, certain members received Series D-5 with a PUT option with a face value of $150,000. If those members so elect, to not convert those shares to common stock, they have the right to PUT those shares to the Company for cash. This would be an additional cash constraint on the company. For additional detail, See Note 3 Acquisitions.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended March 31, 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. If all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

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

Note 5 – Fixed Assets

Fixed assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Office equipment	$90,111	$32,107
Furniture and equipment	607	607
Computer	13,704	13,704
Technical equipment	27,492	27,492
Intellectual Property	65,487	65.487
	197,401	139,397
Less: accumulated depreciation	(41,153)	(41,102)
Equipment	$156,248	$98,295

Depreciation expense for the three months ended March 31, 2019 and three months ended March 31, 2018 amount to $6,625 and $1,149, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018

Accounts payable	$282,029	$379,448
Accrued expenses	642,383	495,785
Accrued salaries	438,879	206,031
Accrued board of director fees	132,500	74,295
Accrued interest	103,058	79,153
	$1,598,849	$1,234,712

Note 7 – Stockholder Transactions

Amounts due to stockholders at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
Daniel Monteverde	$173,195	$143,195
Angelo Ponzetta	623,549	623,201
Gianni Ponzetta	-
	$796,744	$766,397

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000. The promissory note was unsecured, bore an interest at 1% per annum and is due December 31, 2019.

In September 2018, Gianni Ponzetta converted this note and all the due to Gianni Ponzetta payables to Preferred D-3 shares. See Preferred D-3 shares in Note 10 below.

Amounts due to stockholders are non-interest bearing, unsecured and due on demand.

During the three months ended March 31, 2019 and 2018, total advances and expenses paid directly by stockholders on behalf of the Company were $0 and $185,060, respectively, and the Company repaid $0 and $36,931, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
September 15, 2017	$337,653	$344,262
December 8, 2017	-	52,260
December 12, 2017	33,398	107,109
March 15, 2018	40,123	40,123
April 27, 2018	-	16,000
May 17, 2018	60,000	60,000
September 17, 2018	60,000	60,000
September 21, 2018	64,500	64,500
November 28, 2018	64,500	64,500
November 28, 2018	25,000	25,000
December 13, 2018	105,000	105,000
January 15, 2019	115,000	-
February 7, 2019	132,720	-
February 7, 2019	76,693	-
February 19, 2019	64,500	-
February 19, 2019	55,125	-
March 13, 2019	55,125	-
Total	$1,289,337	$938,754

Less: unamortized debt discount	(667,999)	(313,909)

Total convertible notes	$621,338	$624,845

For the three months ended March 31, 2019, the Company recognized interest expense of $352,330, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features. For the three and the twelve months ended March 31, 2019 and December 31, 2018, the Company reduced the principal by $80,347 and $608,242 principal and interest of $3,529 and $36,450, respectively, through conversion through the issuance of 189,859,704 shares of common stock. The issue discounts and debt discounts are being amortized over the life of the convertible notes using straight line amortization due to the short-term nature of the note. During the three months ended March 31, 2019, the Company recorded amortization of discounts of $196,382 to interest related to the convertible notes. Remaining issue discounts and debt discounts of $667,999 will be fully amortized by March 2020.

The Company has fifteen (15) outstanding convertible notes as of March 31, 2019, with a total outstanding balance of $1,289,337. All the notes have matured that were entered into prior to 2019. The 2019 notes mature from January 2020 to March 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

The notes may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

For some notes, the Company agreed to pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at any time after the maturity date. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date. All terms of the note, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

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

See summary of outstanding notes payable by debt holder with related change in derivative liability and amortization of debt discount for the period ended March 31, 2019.

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 3 31 19
1	SBI Investment	$200,000	9/27/2017	3/15/2018		156,850			(6,697)	150,153
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500				187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	52,260			(18,862)	33,398
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	107,109		(99,684)	(7,425)	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	16,000			(16,000)	-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	40,123				40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	60,000				60,000
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	60,000				60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	64,500				64,500
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-				-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	64,500				64,500
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		25,000				25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	105,000				105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750		115,000			115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000		132,720			132,720
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371		108,055		(31,363)	76,693
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125		64,500			64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500		55,125			55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500		55,125			55,125

Convertible note total					92,496	938,842	530,525	(99,684)	(80,347)	1,289,337

Note 9 – Note Payable

On May 1, 2018, 12 ReTech acquired Emotion Fashion Group, Inc. As part of the acquisition, Emotion Fashion Group was obligated under a disputed note payable to a third party in the amount of $250,000, maturing in July 2027 and bearing an interest rate of 2% per annum. The note calls for monthly payments to be made to the third party equal to ten percent (10%) of the gross sales of the Company until paid in full, including accrued interest. When the note was acquired, the Company recorded the note at its fair market value of $156,014. The note discount is being amortized to interest expense through maturity.

As of March 31, 2019 the total payments made under the note payable were $0. Amortization of debt discount amortized amounted to $2,780 for the three months ended March 31, 2019. The remaining discount will be amortized over the remaining term of the note.

Note 10 – Common and Preferred Stock

Capitalization

The Company has authorized shares of common stock of 8,000,000,000 at a par value of $0.00001, and 50,000,000 shares of Preferred Stock as described below.

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

Commitment and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder at a future date. The Series D-1 Preferred Stock is classified as temporary Series D-1 as temporary equity due to the fact that redeemable immediately. The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT. Under the terms of the acquisition of the Red Wire Group, certain members received Series D-5 with a PUT option with a face value of $150,000. If those members so elect to not convert those shares to common stock, they have the right to PUT those shares to the Company for cash. This would be an additional cash constraint on the company. For additional detail, See Note 3 Acquisitions.

Series A Preferred Stock

On July 19, 2018, 1,500,000 shares of Series A Preferred Stock were issued as compensation for services.

There were 1,500,000 shares of the Series A Preferred Stock were deemed issued during 2018 although will not be delivered until August 2019.

As of March 31, 2019 and December 31, 2018, including the shares deemed issued is 6,500,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder 15 months after issuance and thus have been recorded as mezzanine. During the three months ended March 31, 2019, the Company issued Series B Preferred Stock and converted to common shares the following Series B Preferred shares as follow:

●	During the three months ended March 31, 2019, holders of Series B Redeemable Convertible Preferred Stock converted 40,020 shares and reduced the principal by $20,164 and interest of $2,400 through the issuance of 87,041,209 shares of common stock.

●

As of March 31, 2019 and December 31, 2018, 27,980 and 68,000 shares of Series B Preferred Stock were issued and outstanding at $1.00 par value, respectively. The Company recognized the change in derivative liability of $58,003 interest expense of $10,354.

Series C Preferred Stock

There was a single issuance of the Series C Preferred Stock during the years ended December 31, 2018. There have been no additional Series C Preferred Stock issued during the three months ended March 31, 2019.

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

There is one share of Series C Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018.

Series D Preferred Stock

Series D Preferred Stock are “Blank Check” Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock.

The total number of shares of Series D Preferred Stock the Company is authorized to issue is one million (1,000,000) shares, with a stated par value of $0.00001 per share with such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

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

Series D-1 Preferred Stock

On July 5, 2018 the Company filed a certificate of designation to create a subset of the Series D Preferred Stock designated Series D-1.

On July 2, 2018, the Company entered into an equity line of credit agreement with Oasis Capital, LLC (“Oasis Agreement”) and as a part of that Agreement the Company created a subset Series D-1 Preferred Stock from the authorized Series D Preferred Stock having special rights and privileges as follows:

The total number of shares of Series D-1 Preferred Stock issued was 311,250 shares, with a par value of $0.0001 per share and a stated value of $2.00 per share (the “Stated Value”). The Series D-1 Preferred Stock as a whole, of which Series D-1 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Company. For additional information on Series D-1 Preferred Stock, please see Company’s 10_K filed April 16, 2019.

As of December 31, 2018 with the execution of the Oasis Agreement, the Company issued 311,250 shares of Preferred Series D-1 shares which are at par value of $2 per share total $622,500. The Company recorded a derivative liability of approximately $700,000 associated with Series D-1 Preferred Shares. The Series D-1 Preferred Stock is classified Series D-1 as temporary equity due to the fact that redeemable immediately.

During the three months ended March 31, 2019 Oasis Capital converted 28,500 shares for 63,000,000 common stock and reduced the principal outstanding balance by $28,500. As such, the Company recorded a change in derivative liability associated the Series D-1 Preferred Shares of approximately ($86,428).

On March 14, 2019, the Company executed an agreement with Oasis Capital, whereby the Company agreed to exchange the remaining outstanding of Series D-1 Preferred Shares of 282,750 for 282,750 Series D-2 Preferred Shares. In addition, the Company executed an agreement whereby 62,250 outstanding D-1 shares for 62,250 Series D-2 preferred shares in exchange of $100,000. In addition, the Company agreed to pay 1,425 shares of D-2 shares as a finance charge for this agreement. The excess fair value of the shares exchanged was recorded as additional interest expense. As of March 31, 2019 there are no Preferred Series D-1 shares outstanding.

Series D-2 Preferred Stock

The Company designated Series D-2 Preferred Stock. The following summary of the Company’s 8% Series D-2 Preferred Stock. The Series D Preferred Stock as a whole, of which Series D-2 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the stockholders of the Company. Before any dividends shall be paid or set-side for payment on any Junior Security Corporation, each holder of Series D-2 Preferred Stock shall be entitled to receive dividends, in the manner provided herein, payable on the stated value of the Series D-2 Preferred Stock at a rate of 8% per annum, or 18% per annum following the occurrence of an Event of Default, which shall be cumulative and be due and payable in shares of Common Stock on the Conversion date or in cash on the Redemption Date. Such dividends shall accrue from the date of issue of each share of Series D-2 Preferred Stock.

The total number of shares of Series D-2 Preferred Stock this Company is authorized to issue 2,500,000 shares, with a par value of $0.00001 per share and a stated value of $2.00 per share.

The Company issued 346,625 Series D-2 shares to Oasis Capital with a value of $692,850. The Series D-2 Preferred Stock is classified temporary equity due to the fact that the shares are redeemable immediately. As such, the Company recorded an associated derivative liability of $177,323.

As a  subsequent event, on April 3, 2019 the Company agreed to issue 15,625 Series D-2 for $25,000 in cash received from Dominic D’Alleva. In addition, the Company agreed to exchange Dominic D’Alleva’s previously issued common shares to Series D-2 preferred shares. Mr. D’Alleva received 318,750 Series D-2 shares in exchange for the 6,250,000 common shares that he previously purchased for $531,250. He will also receive an additional 13,282 Series D-2 Preferred shares in the form of debt discount in this share exchange.

Series D-3 Preferred Shares

On September 29, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of twenty thousand (20,000) shares of Series D-3 Preferred Shares to Gianni Ponzetta at a price of $5.00 par value in exchange for $100,000. On the same date, 12 ReTech corporation authorized the issuance of four thousand (4,000) shares of its Series D-3 preferred shares to Gianni Ponzetta at $5.00 par value with a value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta. Lastly, 12 ReTech corporation issued 30,840 shares of Series D-3 Preferred Shares to Gianni Ponzetta with par value per share of $5.00 in exchange of $154,234 which was owed to Gianni Ponzetta. On October 30, 2018, this Certificate of Designation was filed with the Secretary of State in the State of Nevada.

The Company agrees in connection with this subscription created a sub-class of its Series D Preferred shares which are designated as “Blank Check Preferred” which allows the Board of Directors of the Company to designate, without further shareholder approval, the rights, privileges and preferences or some, part or all of the Series D Preferred Shares and/or to create sub-classification of those Series D Preferred Shares as they deem necessary. The Holder may convert some, part of all of the Securities into common shares of the Company based on the closing market price on the day before notice of conversion is presented to the Company. The Company will pay dividends on the Securities at the rate of 10% per annum and shall pre-pay the Holder the first 12 month’s dividends from proceeds. After 12 months the Company would pay the pro-rata interest on a monthly basis due the first of each month and late after the 10th of each month. For additional information of Series D-3 Preferred Shares, please see the Company’s filed 10-K from April 16, 2019.

The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT. As of March 31, 2019, there were 54,846 Preferred Series D-3 shares outstanding at $3.00 par representing a total of $274,234.

Series D-5 Preferred Stock

The Company designated Series D-5 Preferred Stock, which consists of one million (1,000,000) shares of stock that are designated as the Series D-5 Convertible Preferred Stock. The par value of each issued share of Series D-5 Preferred Stock is $0.00001 per share, and the stated value of each issued share of Series D-5 Preferred Stock is deemed to be $4.00. Series D-5 Preferred Stock carries an annual dividend of 6% which will be paid in arrears. Holders of the shares of Series D-5 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law. On February 21, 2019, the Company issued 37,500 shares for 25% minority interest in the Red Wire Group. On March 14, 2019, the Company issued 82,588 shares of Series D-5 Preferred Stock for 92.5% interest in Rune. See Note 3, Acquisitions for additional information. The company recorded as associated derivative liability of $424,753.

Series D-6 Preferred Stock

The Company designated Series D-6 Convertible Preferred Stock, which consists of one million (1,000,000) shares of stock. The par value of each issued share of Series D-6 Preferred Stock is $0.00001 per share, and the stated value of each share is $5.00. On February 21, 2019, the Company issued 54,000 shares for 75% minority interest in the Red Wire Group. See Note 3, Acquisitions for additional information.

The Company issued 55,600 Series D-6 shares related to the acquisitions of RWG (54,000 shares) and another individual (1,600 shares) with a value of $278,000. The Company recorded as associated derivative liability of $248,618.

Common Stock

The Company is authorized to issue 8,000,000,000 shares of common stock at a par value of $0.00001.

Common stock issued for the three months ended March 31, 2019 was as follows:

The Company issued 189,859,704 shares with the convertible debt. The Company issued 150,041,209 common shares to Geneva Roth and Oasis Capital in exchange for Preferred shares.

As of March 31, 2019, and December 31, 2018, 994,152,866 and 654,251,953 shares of common stock were issued and outstanding, respectively.

Note 11 – Segment Data

The Company does business on three continents (North America, Asia, and Europe) in four different jurisdictions (Hong Kong-special economic zone of the People’s Republic of China, Japan, United States of America, and the European common market through Switzerland). These segments are components of the Company about which separate financial information is available and regularly evaluated by the Chief Executive Officer decision maker in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in Note 3, Summary of Significant Accounting Policies.

The following table shows operating activities information by geographic segment for the three months ended March 31, 2019 and 2018.

3 months ended March 31, 2019

March 31, 2019	North America	Asia	Europe	Total
Revenue	$212,279	$8,758	$93	$221,129

March 31, 2019	North America	Asia	Europe	Total
Fixed assets, net	$75,620	$77,069	$3,558	$156,248

3 months ended March 31, 2018

March 31, 2018	North America	Asia	Europe	Total
Revenue	$-	$8,942	$-	$8,942

March 31, 2018	North America	Asia	Europe	Total
Fixed assets, net	$-	$6,845	$1,133	$7,978

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after March 31, 2019 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events.” The Company determined that it does have a material subsequent events to disclose as follows:

The Company obtained additional working capital from the following sources:

●

on April 3, 2019, the Company entered into a PIPE Securities Purchase Agreement with Dominic D’Alleva to sell to Mr. D’Alleva in various $25,000 tranches up to 93,750 Series D-2 Preferred Shares for a commitment of a $150,000 investment into the Company.

Thus far, Mr. D’Alleva has purchased 15,625 Series D-2 Preferred Shares for $25,000. He has delivered $12,500 and the Company expects him to deliver the remainder of the purchase price in the current period.

As a subsequent event and concurrent with the PIPE Securities Purchase Agreement entered into with Mr. D’Alleva, the Company entered into a Securities Exchange Agreement with Mr. D’Alleva and issued him 332,031 Series D-2 Preferred Shares in exchange for the 6,250,000 common shares that Mr. D’Alleva had previously purchased from the Company.

●	On April 3, 2019, the Company entered into a PIPE Securities Purchase Agreement with a key technology vendor where the Company exchanged 125,000 Series D-2 Preferred Shares for $200,000 of Company debt held by that vendor.

●	On May 9, 2019, the Company received $50,000 from the institutional investor with which the Company had previously executed the PIPE Securities Purchase Agreement in March of 2019. The Company delivered 45,045 Series D-2 Preferred Shares to this institutional investor.

●	On May 14, 2019 the Company entered into a back end promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $26,500. The consideration to the Company was $25,000 with $1,500 of legal fees.

●	On May 16, 2019 the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $28,250. The consideration to the Company is $25,000 with $1,500 legal fees and a $1,325 OID.

Subsequent to March 31, 2019, the Company reduced its debt to its debt holders by $80,401 and paid $4,129 through conversion of its common stock pursuant to its agreements with various debt holders as indicated below:

●	Bellridge redeemed $3,286 of principal and $648 of interest for in return for the issuance of 13,171,120 common shares.

●	Adar Alef redeemed $59,845 of principal in return for the issuance of 187,490,034 of common shares.

●	LG Capital Funding redeemed $17,998 of principal and $3,399 of interest for in return for the issuance of 106,472,466 common shares.

Subsequent to March 31, 2019, Geneva Roth redeemed Series B Preferred Shares from its third purchases for common shares at a value of $68,000. Geneva Roth converted $27,980 of their Series B Preferred Shares for 94,563,029 common shares.

Subsequent to March 31, 2019, Oasis Capital redeemed $48,000 or 24,000 shares of its Series D-2 Preferred shares for 108,000,000 common shares. Geneva Rother converted $27,980 Series B Preferred Shares for 94,563,029 common shares.

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

Company

12 ReTech  Corporation (“we”, “us”, “our”, “12 ReTech”, “RETC”, or the “Company”) was incorporated under the laws of the State of Nevada, U.S. as DEVAGO INC. on September 8, 2014. On June 8, 2017, the Company amended its Articles of Incorporation changing the name to 12 ReTech Corporation. At our core, we are a software company whose technology allows retailers to combat the dual threats of Walmart and Amazon — both online and in physical stores. Our brand rollup acquisition strategy allows us to demonstrate the effectiveness of our software, devise and test new products, while providing shareholder value through immediate revenue and earnings growth. The Company operates through our subsidiaries on three continents, Asia, North America and Europe.

Below is a summary of the subsidiaries of the Company. Further discussion can be found in Form 10-K for the year ended December 31, 2018, Item 7, Management Discussion & Analysis

●	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. This is the technology that manages all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. In addition, this subsidiary serves as an additional marketing and sales hub for Asia, particularly the Chinese market, excluding Japan.

●	12 Japan, Ltd., a corporation organized in Japan. The Company acquired 12 Japan, Ltd, located in Tokyo, Japan on July 31, 2017 in a share exchange. This subsidiary operates in the country of Japan. It is this subsidiary that services our first customer, Itoya Ltd, where our technology was successfully implemented and proven. ITOYA has now installed elements of our 12 Technology Suite in a second store.

●	12 Europe A.G., a corporation organized in Switzerland. The Company acquired 12 Europe A.G. on October 26, 2017 in a share exchange agreement. This subsidiary markets, sells, and services the Company’s proprietary and licensed technology to retailers in the European market from its base of operations in Zurich, Switzerland. Since its acquisition, this subsidiary has signed agreements with 4 retailers, consisting of 1 department store and 3 local businesses, to deploy components of our 12 Technology Suite and 12Sconti app.

●	12 Retail Corporation, an Arizona USA corporation, and maintains an office in Scottsdale, Arizona. This subsidiary was formed on Sept. 18, 2017 to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. All of the microbrands that are acquired will retain their own brand names and identities although they will share some economies of scale and benefit from the management expertise, resources and capital allocation available as a subsidiary of the Company. The brand acquisitions will become subsidiaries of 12 Retail Corporation.

●	Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc. (“EFG”). Subsequent to the acquisition of EFG, in July 2018 the Company reincorporated in the state of Utah, changed its name from E-Motion Apparel, Inc. to Emotion Fashion Group, Inc., and consolidated each of its 4 subsidiaries under EFG which operates as one company with 5 brands including Emotion Fashions, Inc., Lexi Luu Dancewear Punkz Gear and Skipjack Dive and Dancewear., Cleo VII.

●	Red Wire Group, LLC. (“RWG”) a Utah Corporation was acquired effective February 19, 2019 , pursuant to a Share Exchange Agreement whereby the Company exchanged and the members of Red Wire (the “Members”) Pursuant to the terms of the Exchange Agreement, the Company will acquire (i) 75% of the membership interests of Red Wire in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and with a stated value of $5 (ii) the remaining 25% of the membership interests of Red Wire in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4 per share, Red Wire operates its own “cut & sew for independent third parties contract to produce cloths operating out of its factory in Salt Lake City, Utah.

●	Rune NYC, LLC. (“Rune”) a New York Corporation was acquired effective March 14, 2019 ,, pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), the members of representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees.

Business and Operations

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

We believe that the brick and mortar retailers disappear, they will evolve because consumers shop when they enjoy the shopping experience. Online merchants are forced to adapt as the landscape continues to get more competitive. Both online and physical merchants are learning that as consumer’s shopping habits change, traditional marketing and advertising mediums such as television are much less effective. We call this combination of forces, the “Consumer Shift”. This Consumer Shift is driving a convergence of the online/mobile merchant with the physical retailer, as we have seen with Amazon’s acquisition of Whole Foods, Inc. and their opening of physical book stores, and Walmart’s acquisition of Jet.com. This convergence will continue. Management believes that the Company’s software and technology can benefit almost all retailers. The Company will initially focus on the Apparel and Cosmetics sectors where they believe it can have the biggest impact.

The Company’s business strategy is twofold. First, we design, sell and implement software that helps retailers to improve their physical store and online sales operations. 12 ReTech owns and licenses several technologies that will be useful to the retailer who is looking to survive the current business environment and even allow these new leaders to thrive in their businesses.

Second, we plan to acquire multiple consumer product brands in an effort to take advantage of the current slump in the global retail industry. We will use our technology, our management and operational expertise and working capital to improve the microbrands that we acquire and will demonstrate to the investor community as well as the retail industry that our technology and expertise can create significant uplifted revenue and profit results for our retailer clients. By improving our microbrands and expanding their brand awareness and their operations, we hope to create additional value for 12 ReTech’s investors. By using the Company’s technology to improve the Company’s microbrands, the technology which is licensed to retailer customers will also become more effective for and attractive to outside retailer customers.

We believe that the Company benefits shareholders by generating its revenue and earnings two ways

1.	The revenue and earnings generated from its brands, and

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

The Company continues to pursue various announced and unannounced acquisitions that management has identified. In addition, now that our signature software for Retailers is completed we have begun to follow up with all of the Retailer leads we have identified over the last few years as well as new interested parties introduced to us through our latest acquisitions to license our software to retailers. For additional information please read our Annual 2018 Form 10-K.

With the two acquisitions of RWG and Rune during the first quarter of 2019, we have obtained some significant ongoing operating cash flows in USA. During the period ended March 31, 2019, we were able to successfully integrate our RWG factory and our existing Emotion Fashion factory into a seamless operation under the experienced RWG management team. Meanwhile, Rune NYC has already streamlined operations, reduced back office staff and facilities expenses and integrated the majority of their production into the Red Wire factory.

The results that for the first time ever, our USA subsidiaries no longer need extra cash from their parent, 12 ReTech Corporation to sustain their operations. In addition, management believes that the intangibles that the two acquisitions brought to us are even more valuable. The quality of the our new members is top notch. Their relationships have been especially helpful in generating new potential customers for our retail technology platform. They have also identified additional acquisition targets.

Efforts in other foreign subsidiaries have also been successful. 12 Europe has been particularly aggressive in deploying our 12Sconti app (“APP”). In 2018, we launched 12Sconti in Winterthur, Switzerland to mixed reviews and lackluster response. We replaced management at considerable expense, but that change allowed us to build on what we had learned with a much stronger partner: Jelmoli. This brought our mobile APP to “prime time” with a major player  who is encouraging their own customers to download 12Sconti and use it to start purchasing products. Because Jelmoli is such a well-known retailer, additional merchants in Zurich are now climbing aboard the 12Sconti wagon. We have already signed 8 additional retailers who will be featured in the 12Sconti over the next few weeks. We expect to continue to sign up many more merchants throughout the rest of 2019 and beyond.

We are examining the potential to launch a digital advertising network in Europe under the name Visore. It would be a visual and audio story telling platform that up to 12 European luxury brands at a time can participate with to enhance their own brand awareness and generate sales. The initial responses from targeted advertisers have been positive. For more information visit www.12europe.com.

In Asia, we continued to modestly expand in 2018 as ITOYA placed elements of our 12 Technology Suite into a second store. We expect ITOYA to continue to install our hardware and software in additional ITOYA stores in the second half of 2019. That ITOYA has added our technology solutions to their other stores validates the effectiveness of our technology solutions for retailers.

Our Technology

The 12 Technology Suite is a comprehensive platform that functions with a variety of components that a retailer can choose from to customize their customer’s in-store and online shopping experiences. The platform and its components are designed to achieve heightened consumer engagement and collect useful consumer behavioral data both in-store and online through its various tools and APPs.

We have nearly completed the next release of our 12 Technology Suite which will now allow shoppers to choose the language they would like to interact, including English, French, German and Japanese, with Spanish in development. Once released, we will actively demonstrate our technology to the long list of retailers we have been talking with over the last 18 months.

The 12 Technology Suite platform is managed through a dashboard that allows the retailer to update information for customer presentations on all of their varied customer facing devices that the retailer has chosen to deploy. In addition, these devices are used to obtain shopper data for retargeting consumers. 12 ReTech Corporation can provide our software on hardware supplied by us or on hardware supplied by our retailer clients. When selling our products with hardware included, we mark up the hardware and charge a licensing fee with a minimum component and a percentage of the receipts of products sold by retailers through the use of our technology platform.

Management has demonstrated to its ability to close acquisitions. We are currently negotiating new consumer brands acquisitions that we feel can benefit from our future technology. We are also pursuing acquisitions of marketing firms, who can help our own brands achieve organic growth. Therefore, you can look forward to us making synergistic future acquisition in 2019 and beyond.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenue

During the three months ended March 31, 2019 our revenue increased to $221,129 from $8,942, an increase of $212,187or 2373%, which is primarily the result of new acquisitions of RWG and Rune.

Cost of revenue

During the three months ended March 31, 2019 we incurred costs associated with the delivery of our revenue in the amount of $147,898, as compared to none for the comparable period in 2018. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2019 were $466,134, a decrease of $7,310, compared to $473,444 for the three months ended March 31, 2018. This is primarily due streamlining operations.

Professional fees

Our professional fees for the three months ended March 31, 2019 were $250,021, compared to $231,629 for the three months ended March 31, 2018. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Expense

Our other expenses included income of $7,431 from sale of some equipment during the three months ended March 31, 2019, a loss on the extension on debt of $25,000 for the three months ended March 31, 2018, and an increase in interest expense from $147,950 to $352,330 for the period ended March 31, 2018 compared to the period March 31, 2019. Increase in interest expenses is related to increase in convertible notes during the same period. In addition, the company recognized a loss on derivative liability of $710,159 compared to zero for the three months ended March 31, 2019 compared to March 31, 2018.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2019, we incurred of comprehensive net loss of $1,703,607 compared to a comprehensive net loss of $870,230 for the three months ended March 31, 2018.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of March 31, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $8,554,596. A portion of this working capital deficit has been financed loans from stockholders. As of March 31, 2019, amounts owed to stockholders totaled $796,744. The total stockholders’ deficit as of March 31, 2019 and December 31, 2018 was $7,008,996 and $5,842,500. The increase in working capital deficit when compared to December 31, 2018 was principally due to an increase in notes payable (“debt-equity”) and associated derivative liability and to a lesser extent, an increase in accounts payable.

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

Management believes that our acquisition strategy will successfully provide significant revenues, potential profits as well as access to traditional bank and asset-based credit lines. In addition, Management believes that existing shareholders, lenders and prospective new investors will provide the additional cash needed to meet our obligations as they become due.

The Company filed a Certificate of Designation on January 9, 2019 to create 1,000,000 Series D-5 Convertible Preferred Stock with par value $0.00001 and stated value of $4.00 per share. Also on January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-6 Convertible Preferred Stock with par value $0.00001 and stated value of $5.00 per share.

The Company filed an amendment on January 11, 2019 to Series C Preferred shares where each issued and outstanding shares of Series C Preferred Stock shall be entitled to 8,000,000,000 votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

The Company also filed with the State of Nevada an Amendment to its Articles of Incorporation on March 8, 2018, that increased it authorized common shares from One billion to eight billion common shares authorized. On March 14, 2019, the Company entered into a PIPE Equity Purchase Agreement whereby an institutional investor agreed to purchase up to $500,000 worth of the Company’s D-2 Preferred Shares with a $2.00 face value at to be determined discount to face value. Concurrent with the execution of this Agreement, the Company sold 103,500 preferred D-2 Preferred Shares and received net proceeds after expenses of $100,000 (Tranche #1). The D-2 Preferred Shares are convertible to common shares after a 6 month or more holding period at market price. (See Form 8-K filed on March 20, 2019).

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

At March 31, 2019, the Cash and Cash Equivalents balance was $4,536 compared to $37,721 as of December 31, 2018. The primary reason is the a higher level of investment in product development that was paid in the three month period ending March 31, 2019.

During the three months ended March 31, 2019, current liabilities increased by $2,200,092 when compared to December 31, 2018. The primary reasons for the increase was an increase is due to derivative liabilities of $1,696,292 and accounts payable (“debt-equity”) of $404,137.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern. in connection with our consolidated financial statements for the period ended March 31, 2019. Our total accumulated deficit as of March 31, 2019 was approximately $12.8 million.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Listing Status

On July 11, 2018, the Company’s stock began trading on the OTC QB market under the symbol ‘RETC’ after successfully meeting the listing standards for that exchange. During the company the Company lost this qualification due to its stock price which was below the exchange standard of $0.01. Currently the Company’s stock is quoted on the OTC Pink marketplace.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended March 31, 2019. See Note 4 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in our 2018 Annual Report for a complete discussion of our significant accounting policies and estimates.

Off-Balance Sheet Transactions

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of March 31, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of March 31, 2019, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

The Company is not currently a party to any pending legal proceedings that it believes will have a material adverse effect on its business or financial condition. The Company may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

The Company’s investors should consider the risks that could affect its business as set forth in Item 1A, Risk Factors, of its Annual Report on Form 10-K for the year ended December 31, 2018.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to a risk limited controls and procedures. As a result of the aforementioned reason there is a limit on the amount of internal controls during our financial reporting process.

The Company’s Chief Financial Officer is currently the Chief Financial Officer of another company

The Company Chief Financial Officer is also the Chief Financial Officer of another business and therefore may have limited time to work on the business and may experience time conflicts.

Our directors may lack of an independent director on your Board of Directors

Our directors are also on our Board of Directors and as a result the Board of Directors may lack some independence.

The Chief Executive Officer and the ability to control the Company

The Company’s Chief Executive Officer is also one of the most significant shareholders of the Company and as a result may control the Company.

Small customer base makes on dependent on a few customers

The Company currently has a small base of customers from which it derives its revenue. This could adversely affect the Company as it is dependent on a few customers for its current revenue.

There are a number of shares of common stock underlying the outstanding preferred stock and convertible notes

The Company has outstanding preferred stock and convertible notes which are potentially convertible into common stock. Should all of these convertible instrument convert into common stock, he number of common shares issued would lead to substantial dilution of the current common shareholders.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Number	Description of Exhibit

31.1	Certification of Principal Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

33	Certificate of Designation of Series D-5 Preferred Stock.

34	Certificate of Designation of Series D-6 Preferred Stock.

35	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock.

36	Certificate of Amendment filed with the State of Nevada with filed Definitive 14C

37	Share Exchange Agreement between 12 ReTech Corporation and Red Wire Group. LLC on form 8K filed on February 25, 2019.

38	Certificate of Designation of Series D-2 Preferred Stock.

39	Share Exchange Agreement between 12 ReTech Corporation and Rune, NYC, LLC on form 8K filed on March 21, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: May 20, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: May 20, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chairman, Director, President, Chief Executive Officer, (Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Director Secretary Treasurer Chief Operating Officer (Principal Accounting Officer) (Principal Financial Officer)

