Form 10-Q
period 2019-06-30
12 Retech Corp
filed 2019-08-19
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	RETC	PINK

The number of shares of common stock ($0.00001 par value) outstanding as of August 19, 2019 was 2,541,037,432.

12 RETECH CORPORATION

FOR THE THREE MONTHS ENDED

JUNE 30, 2019

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$25,796	$37,721
Accounts receivable	28,442	15,609
Inventory	26,376	23,140
Prepaid expenses	11,661	4,884
Other current assets	1,306	19,344
Total Current Assets	93,581	100,698

Fixed assets, net	163,740	98,295
Goodwill	874,821	-
Software development	-	371,118
Security deposit	12,143	12,936
TOTAL ASSETS	$1,144,285	$583,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$1,745,368	$1,234,712
Due to stockholders	926,485	766,397
Notes payable, net of discounts	163,805	158,245
Convertible notes payable, net of discounts	775,979	624,845
Derivative liabilities	9,364,963	2,696,470
General default reserve	1,545,174	-
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 0 shares and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	48,144
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares and 311,250 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	622,500
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 947,499 shares and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively. Liquidation preference $1,894,798	1,894,798	-
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at June 30, 2019 and December 31, 2018. Liquidation preference $274,234	274,234	274,234
Total Current Liabilities	16,690,806	6,425,547

Total Liabilities	16,690,806	6,425,547

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 6,500,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	65	65
Series C Preferred Stock, 2 share designated; $0.00001 par value; 1 share issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 120,088 shares and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	480,352	-
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 55,600 shares issued and outstanding at June 30, 2019	278,000	-
Common stock: 8,000,000,000 authorized, $0.00001 par value; 2,028,570,765 and 654,251,953 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	20,287	6,542
Additional paid-in capital	5,249,408	5,330,500
Minority interest	26,240	-
Accumulated other comprehensive income	(10,124)	1,295
Accumulated deficit	(21,590,750)	(11,180,903)
Total Stockholders’ Deficit	(15,546,521)	(5,842,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,144,285	$583,047

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$238,131	$16,682	$459,260	$25,624
Cost of revenue	165,480	36	313,378	36
Gross Profit	72,651	16,646	145,882	25,588

Operating Expenses
General and administrative	301,409	760,627	767,543	1,234,071
Professional fees	279,477	273,421	529,498	505,050
Depreciation	5,497	1,384	11,122	2,533
Total Operating Expenses	586,383	1,035,432	1,308,163	1,741,654

Loss from operations	(513,732)	(1,018,786)	(1,162,281)	(1,716,066)

Other Expense
Other income	220	-	7,650	-
General reserve expense	(1,545,174)	-	(1,545,174)	-
Loss on debt extension	-	(50,000)	-	(75,000)
Interest expense	(5,352,564)	(690,643)	(6,099,644)	(838,593)
Loss on impairment of software development cost	(513,601)	-	(513,601)	-
Loss on exchange of equity instruments	(132,812)	-	(132,812)	-
Gain (loss) on derivative liability	(653,170)	(933,411)	(968,579)	(933,411)
Net Other Expense	(8,197,101)	(1,674,054)	(9,252,160)	(1,847,004)

Net Loss	$(8,710,833)	$(2,692,840)	$(10,414,441)	$(3,563,070)

Other comprehensive income- foreign currency translation adjustment	$(12,053)	$19,788	$(11,419)	$5,124

Comprehensive Loss	$(8,722,886)	$(2,673,052)	$(10,425,860)	$(3,557,946)

Minority Interest	$(4,464)	$-	$(4,594)	$-

Net Loss to 12 ReTech Corporation	$(8,718,422)	$(2,673,052)	$(10,421,266)	$(3,557,946)

Net Loss Per Common Share: Basic and Diluted	(0.01)	$(0.03)	$(0.01)	$(0.04)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,158,251,062	82,623,020	1,505,832,952	84,350,585

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Statement of Stockholders Deficit

Three and Six months ended June 30, 2019 and 2018

(unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Subscription receivable	Common Stock to be issued	Minority Interest	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance - December 31, 2017	5,000,000	$50	—	$—					82,200,000	$822	$1,267,916	$—	$92,646	$	$1,514	$(2,413,739)	$(1,050,791)

Series B Preferred stock issued for cash											259,997						260,000
Common stock issued as part of funds raised									768,338	8	117,638		(92,646)				25,000
Foreign currency translation adjustments															(14,664)		(14,664)
Net Loss																(870,230)	(870,230)

Balance - March 31. 2018	5,000,000	50	—	—	—	—	—	—	82,968,338	830	1,645,551		—	—	(13,150)	(3,283,969)	(1,650,685)

Common Stock issued for cash									6,250,000	63	531,187	(320,000)					211,250
Common stock issued for services									2,933,332	28	448,726		—				448,754
Common stock issued in conjunction with convertible notes									1,462,338	15	179,233						179,248
Common stock issued for acquisition of E-motion									1,000,000	10	79,990						80,000
Beneficial conversion feature											774,282						774,282
Deemed Dividend																(140,000)	(140,000)
Foreign currency translation adjustments															5,124		5,124
Net Loss																(2,584,576)	(2,584,576)

Balance - June 30. 2018	5,000,000	50	—	—	—	—	—	—	94,614,008	946	3,658,969	(320,000)	—	—	(8,026)	(6,008,545)	(2,676,603)

Balance - December 31, 2018	6,500,000	$65	1	$1	—	$—	—	$—	654,251,953	$6,542	$5,330,500	$—	$—	$	$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest									189,859,704	1,898	181,976						183,874
Common Stock issued with convertible notes																	—
Common stock issued for Preferred Shares conversion			—	—					150,041,209	1,501	95,520						97,021
Preferred Stock issued with conversion																	—
Preferred Stock issued with acquisition					120,088	480,352	55,600	278,000						30,834			789,186
Relief of derivative through conversion and issuance of preferred stock derivatives											(533,604)						(533,604)
Net loss														(130)	634	(1,703,477)	(1,702,975)

Balance - March 31, 2019	6,500,000	65	1	1	120,088	480,352	55,600	278,000	994,152,866	9,941	5,074,391	—	—	30,704	1,929	(12,884,380)	(7,008,998)

Common stock issued for conversion of notes payable and accrued interest									688,134,870	2,949	135,867						142,749
Common stock issued for Preferred Shares conversion									352,533,029	7,396	114,600						118,127
Preferred Stock issued with conversion																	—
Series D-2 shares exchange for common stock									(6,250,000)	(63)	(523,375)						(523,437)
Relief of derivative through conversion and issuance of preferred stock derivatives											447,925						447,925
Net loss														(4,464)	(12,053)	(8,706,369)	(8,722,886)

Balance - June 30, 2019	6,500,000	65	1	1	120,088	480,352	55,600	278,000	2,028,570,765	20,224	5,249,407	—	—	26,240	(10,124)	(21,590,749)	(15,546,520)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,414,441)	$(3,563,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,122	2,533
Stock based compensation	-	448,754
Loss on debt extinguishment	-	75,000
Amortization of debt discount	441,950	834,966
Increase in notes payable and Series D-2 for defaults	1,545,174
Impairment of software development cost	513,601
Amortization of embedded derivative	-	933,411
Loss on debt extinguishment	-	75,000
Accretion of interest for note payable	-	1,854
Loss on derivative liability and additional interest expense recorded on issuance	6,107,762	-
Loss on exchange and issuance of preferred stock	666,626	-
Excess fair market value of common stock over liabilities settled	196,711	-
Accounts receivable	(12,833)	(502)
Prepaid expenses	(6,777)	(460)
Inventory	(3,236)
Other current assets	107,294	(7,573)
Security deposit	793	1,620
Accounts payable and accrued liabilities	510,825	439,604
Net Cash Used in Operating Activities	(335,429)	(833,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Purchases of property and equipment	(18,457)	(2,412)
Cash received from acquisition	12,924	779
Cash paid for acquisition	(79,937)	-
Software development costs	(142,483)	(133,240)
Net Cash Used in Investing Activities	(227,953)	(134,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) to stockholders		62,326
Repayment to stockholders	-	(16,931)
Proceeds from convertible notes payable	427,740	418,824
Proceeds from sale of preferred and common stock	135,136	-
Costs of issuance of convertible notes	-	(33,824)
Costs of issuance for cash	-	211,250
Issuance on Series B Preferred stock	-	266,000
Cash paid for capital raise	-	(6,000)
Net Cash Provided by Financing Activities	562,876	901,645

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,419)	5,124

Net decrease in cash and cash equivalents	(506)	(61,967)
Cash and cash equivalents, beginning of period	37,721	100,264
Cash and cash equivalents, end of period	$25,796	$38,297

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible notes payable, accrued interest and derivative	$969,114	$-
Discounts on convertible notes payable	$452,258	$-
Conversion of preferred stock in common stock	$758,352	$-
Reduction of APIC related to derivatives on preferred stock	$850,695	$-
Conversions of Series B and D-2 preferred stock into common stock	$539,157	$-
Exchange of common stock and preferred stock for difference series	$1,145,938	-
Issuance of Series D-2 for accounts payable	$200,000	-
Common stock to be issued in current period	$-	$92,646
Common Stock issued in conjunction notes payable	$-	$86,602
Original issue discount on convertible note payable	$-	$26,648
Beneficial conversion feature for convertible notes payable	$-	$811,205
Common stock for acquisition of EFG (see Note 3)	$-	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	Development and sales of technology applications

12 Japan Limited (“12JP”)	Japan	February 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications

12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	Consultation and sales of technology applications.
E-motion Fashion Group, Inc. F/K/A Emotion Apparel, Inc, Lexi Luu Designs, Inc, Punkz Gear, Skipjack Dive and Dancewear, Cleo VII	Re-incorporated, in Utah, USA F/K/I in California, USA	September 9, 2010 Reincorporated on July 6, 2018 and changed its name on July 26, 2018	May 1, 2018	100%	A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisitions roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.
Red Wire Group, LLC	Utah	July 2, 2015	February 19, 2019	100%	A subsidiary of 12 Retail and is the second acquisition in the brand acquisition strategy. Operates its own “cut & sew for independent third parties’ contract to produce clothes
Rune NYC, LLC	New York	Jan 23, 2013.	March 14, 2019	92.5%	A subsidiary of 12 Retail and is the third in the brand acquisition. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2019, the Company had a total accumulated deficit totaling approximately $21,590,748 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain its normal operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RWG results of operations have been included in the Company’s operating results for the period subsequent to the February 1, 2019. RWG contributed revenues of $363,616 for the six months ended June 30, 2019. The Company is still evaluating the total assets and liabilities at the date of acquisition and further adjustments might be made to the purchase price.

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

The assets and net liabilities acquired (based on fair values) were as follows:

Cash	$12,914
Other assets (except cash)	41,586
Goodwill	394,440
Liabilities	(37,817)
Net consideration provided	$411,123

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The company also recorded a minority interest of $30,834 which represents 7.5% of the net assets acquired.

Rune results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on February 1, 2019. Rune contributed revenues of $63,476 in 2019. The Company is still evaluating the total assets and liabilities at the date of acquisition and further adjustments might be made to the purchase price.

The below table sets forth selected unaudited pro forma financial information for the Company for 2018 compared to 12 ReTech as if RWG and Rune was owned for the six months ended June 30, 2019 and 2018.

	Proforma
	Six months ended
	June 30,
	2019	2018
Revenues	$539,260	$695,223
Cost of revenues	313,378	510,732
Gross profit	185,882	184,491

Net Loss	$(10,374,441)	$(3,772,214)

Earnings Per Share	$(0.01)	$(0.04)

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

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited condensed consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2019.

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

Software Development Costs

At June 30, 2019 and December 31, 2018 software development costs totaled $0 and $371,118, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software-as-a-service (“SaaS”) arrangement. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of June 30, 2019. Management had capitalized approximately $513,601 in development costs for its 12 Technology suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. Please see Management, Discussion Analysis for further details in the resulting cutting of costs in 12 Europe and 12 Japan. Therefore, management believes that the capitalized costs for the software development should be fully impaired as of the quarter.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.

The goodwill amount of $480,381 related to the acquisition of RWG and $394,440 related to the acquisition of Rune as of June 30, 2019. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has determined that there has been no impairment of goodwill at June 30, 2019. The Company performs its annual test during the fourth quarter.

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

The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $9,364,963 and $2,696,470 at June 30, 2019 and December 31, 2018, respectively.

June 30, 2019
Risk-free interest rates	2.40 – 2.57%
Expected life (years)	0.13 – 1.00 years
Expected dividends	0%
Expected volatility	226 – 370%

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

During six ended June 30, 2019, the Company recorded initial derivative liabilities of $972,328 related to convertible notes payable and $2,700,856 for various series of preferred stock. The Company also recorded $2,769,221 of additional derivative liability for the default reserve related to the potential additional liability for the default on convertible notes and certain Series D Preferred Stock. See further details convertible notes below and management discussion analysis section. On June 30, 2019, the derivative liabilities were revalued at $9,364,963 resulting in a loss of $968,579 related to the change in fair market value of the derivative liabilities during the six months ended June 30, 2019.

For the Six Months Ended June 30, 2019
Balance – December 31, 2018	$2,696,470
Issuance of new derivative liabilities	6,363,065
Conversions to paid-in capital	(742,491)
Change in fair market value of derivative liabilities	968,579
Balance – June 30, 2019	$9,364,963

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the six months ended June 30, 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. If all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

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

Note 5 – Fixed Assets

Fixed assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Office equipment	$89,585	$32,107
Furniture and equipment	607	607
Computer	13,704	13,704
Technical equipment	27,492	27,492
Intellectual Property	78,506	65.487
	209,894	139,397
Less: accumulated depreciation	(46,154)	(41,102)
Equipment	$163,740	$98,295

Depreciation expense for the six months ended June 30, 2019 and 2018 amount to $11,122 and $2,533, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018

Accounts payable	$463,636	$379,448
Accrued expenses	509,125	495,785
Accrued salaries	480,327	206,031
Accrued board of director fees	170,576	74,295
Accrued interest	121,802	79,153
	$1,745,366	$1,234,712

Note 7 – Stockholder Transactions

Amounts due to stockholders at June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018
Daniel Monteverde	$220,208	$143,195
Angelo Ponzetta	706,277	623,201
	$926,485	$766,397

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

During the six months ended June 30, 2019 and 2018, total advances and expenses paid directly by stockholders on behalf of the Company were $29,997 and $185,060, respectively, and the Company repaid $0 and $36,931, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable at June 30, 2019 and December 31, 2018 consists of the following:

	June 30, 2019	December 31, 2018
September 15, 2017	$337,653	$344,262
December 8, 2017	-	52,260
December 12, 2017	-	107,109
March 15, 2018	40,123	40,123
April 27, 2018	-	16,000
May 17, 2018	56,714	60,000
September 17, 2018	60,000	60,000
September 21, 2018	43,033	64,500
November 28, 2018	64,500	64,500
November 28, 2018	25,000	25,000
December 13, 2018	105,000	105,000
January 15, 2019	115,000	-
February 7, 2019	132,720	-
February 19, 2019	64,500	-
February 19, 2019	55,125	-
March 13, 2019	55,125	-
May 14, 2019	26,500
May 17, 2019	27,825
Total	$1,208,818	$938,754

Less: unamortized debt discount	(432,839)	(313,909)

Total convertible notes	$775,979	$624,845

For the six ended June 30, 2019, the Company recognized interest expense of $499,422, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features. For the six months ended June 30, 2019, the Company reduced the principal by $326,623 principal through conversion through the issuance of 877,994,574 shares of common stock. The issue discounts and debt discounts are being amortized over the life of the convertible notes using straight line amortization due to the short-term nature of the note. Remaining issue discounts and debt discounts of $432,839 will be fully amortized by May 2020.

The Company has twenty two (22) outstanding convertible notes as of June 30, 2019, with a total outstanding balance of $775,979. All the notes have matured that were entered into prior to 2019. The 2019 notes mature from January 2020 to March 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

See summary of outstanding notes payable by debt holder with related change in derivative liability and amortization of debt discount for the period ended June 30, 2019.

	Loan Holder	Principal Amount	Date	Maturity	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 6 30 19
1	SBI Investment	$200,000	9/27/2017	3/15/2018	156,850	-	-	(6,697)	150,153
1	SBI Investment	$187,500	11/14/2017	5/14/2018	187,500	-	-	-	187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	52,260	-	-	(52,260)	-
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	107,109	-	(99,684)	(7,425)	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	16,000	-	-	(16,000)	-
7	Auctus	$100,000	4/27/2018	4/25/2019	40,123	-	-	-	40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	60,000	-	-	(3,286)	56,174
9	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	60,000	-	-	-	60,000
10	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	64,500	-	-	(21,467)	43,033
11	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019	-	-	-	-	-
12	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	64,500	-	-	-	64,500
13	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018	25,000	-	-	-	25,000
14	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	105,000	-	-	-	105,000
15	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020		115,000	-	-	115,000
16	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020		132,720	-	-	132,720
17	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019		108,055	-	(108,056)	-
18	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020		64,500	-	-	64,500
19	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020		55,125	-	-	55,125
20	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020		55,125	-	-	55,125
21	Adar Alef Omnibus	$26,500	5/14/2019	2/20/2020		26,500	-	-	26,500
22	LG Capital Omnibus	$27,825	5/17/2019	2/15/2020		27,825	-	-	27,825

Convertible note total					$938,843	$584,850	(99,684)	(215,191)	1,208,818

As a subsequent event, on July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”) alleging a default under their convertible promissory note with an original amount due of $100,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs. Management believes that this is a frivolous lawsuit directly related to the fact that Auctus ran out of reserve shares because of failure to act in a timely fashion to increase their reserve shares through the Company’s transfer agent. Management believes that this will be easily resolved as soon as more reserve shares are available. This is part of the reason the Company recently filed its pre-14C to change the capital structure of the Company’s common stock. The Company currently owes approximately $40,000 in principal to Auctus and management believes that this matter should settle for not much more than that amount. In the event that Auctus takes an unreasonable position, the Company fully intends to aggressively defend this lawsuit which has not yet been answered as the answer is not yet due.

Many of the other convertible notes that the Company holds, maintain cross default clauses that could cause significant increases in the amount that the Company would owe to each of the other note holders due to the Auctus Lawsuit. Management has contacted the other note holders who have assured management that they are not exercising those rights at this time. However, management calculated a default reserve which represents the additional amount management would have to payout to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest. The total reserve quantified by management, including the $482,509 in the claim from Auctus, totals $1,165,380. This amount quantifies the amount that these cross defaults may cost and is included in the expenses incurred during period ended June 30, 2019.

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

As of June 30, 2019 the total payments made under the note payable were $0. Amortization of debt discount amortized amounted to $5,560 and $2,780 for the six and three months ended June 30, 2019. The remaining discount will be amortized over the remaining term of the note.

As an additional subsequent event, August 1, 2019 the Company accepted funding on a previously executed “back end” convertible promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $52,500. The consideration to the Company was $50,000 with $2,500 of legal fees. The company also entered into a new convertible promissory note agreement with LG Capital Funding, LLC (“LG”) on August 1, 2019 for loans totaling 55,600. The consideration to the Company is $50,000 with $2,500 legal fees and a $3,100 OID.

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

As of June 30, 2019 and December 31, 2018, including the shares deemed issued is 6,500,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder 15 months after issuance and thus have been recorded as mezzanine. During the six months ended June 30, 2019, the Company issued Series B Preferred Stock and converted to common shares the following Series B Preferred shares as follow:

●	During the three months ended June 30, 2019, holders of Series B Redeemable Convertible Preferred Stock converted 27,980 shares and reduced the principal by $27,980 and interest and fees of $6,354 through the issuance of 94,533,029 shares of common stock. During the six months ended June 30, 2019, the holders of Series B Redeemable Convertible Preferred 68,000 shares and reduced principal by $68,000 and interest and fees $8,754.

●	As of June 30, 2019 and December 31, 2018, $0 and 68,000 shares of Series B Preferred Stock were issued and outstanding at $1.00 par value, respectively. The Company recognized interest expense of $12,063 for the six months ended June 30,2019.

Series C Preferred Stock

There was a single issuance of the Series C Preferred Stock during the years ended December 31, 2018. There have been no additional Series C Preferred Stock issued during the three and six months ended June 30, 2019.

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

There is one share of Series C Preferred Stock issued and outstanding as of June 30, 2019 and December 31, 2018.

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

On March 14, 2019, the Company executed an agreement with Oasis Capital, whereby the Company agreed to exchange the remaining outstanding of Series D-1 Preferred Shares of 282,750 for 282,750 Series D-2 Preferred Shares. In addition, the Company executed an agreement whereby 62,250 outstanding D-1 shares for 62,250 Series D-2 preferred shares in exchange of $100,000. In addition, the Company agreed to pay 1,425 shares of D-2 shares as a finance charge for this agreement. The excess fair value of the shares exchanged was recorded as additional interest expense. As of June 30, 2019 there are no Preferred Series D-1 shares outstanding.

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

The Company issued 346,625 Series D-2 shares to Oasis Capital with a value of $692,850. On May 9, 2019, the Company received $50,000 in exchange for 45,045 Series D-2 Preferred Shares from Oasis Capital with which the Company had previously executed the PIPE Securities Purchase Agreement in March of 2019. During the three and six months ended June 30, 2019 Oasis Capital redeemed $85,500 or 42,750 shares of its Series D-2 Preferred shares for 258,000,000 common shares. In addition, Oasis purchased an additional 103,500 series D-2 Preferred shares.

On April 3, 2019, the Company entered into a Securities Exchange Agreement with Mr. D’Alleva and issued him 332,032 Series D-2 Preferred Shares in exchange for the 6,250,000 common shares that Mr. D’Alleva had previously purchased from the Company.

Mr. D’Alleva received 318,750 Series D-2 shares in exchange for the 6,250,000 common shares that he previously purchased for $531,250. He will also receive an additional 13,282 Series D-2 Preferred shares in the form of debt discount in this share exchange.

Also on April 3, 2019, concurrent with the PIPE Securities Purchase Agreement entered into with Mr. D’Alleva, the Company entered into a PIPE Securities Purchase Agreement with Dominic D’Alleva to sell to Mr. D’Alleva in various $25,000 tranches up to 93,750 Series D-2 Preferred Shares for a commitment of a $150,000 investment into the Company.

Thus far, Mr. D’Alleva has purchased 15,625 Series D-2 Preferred Shares for $25,000. He has delivered $12,500 and the Company expects him to deliver the remainder of the purchase price in the current period.

In addition, on April 3, 2019, the Company entered into a PIPE Securities Purchase Agreement with a key technology vendor where the Company exchanged 125,000 Series D-2 Preferred Shares for $200,000 of Company debt held by that vendor. An additional $50,000 was expensed as a result of this transaction.

As of June 30, 2019 the Company had 947,499 Series D-2 Preferred Shares with a face value of $1,894,798.

The Series D-2 Preferred Stock is classified temporary equity due to the fact that the shares are redeemable immediately. As such, the Company recorded an associated derivative liability of $1,951,181 a general default reserve of $379,794 and derivative on default of $494,114.

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

The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT. As of June 30, 2019, there were 54,846 Preferred Series D-3 shares outstanding at $3.00 par representing a total of $274,234.

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

Common stock issued for the three months ended June 30, 2019 was as follows:

The Company issued 688,134,870 shares with the convertible debt. The Company issued 352,533,029 common shares to Geneva Roth and Oasis Capital in exchange for Preferred shares.

Common stock issued for the six months ended June 30, 2019 was as follows:

The Company issued 877,994,574 shares with the convertible debt. The Company issued 502,574,238 common shares to Geneva Roth and Oasis Capital in exchange for Preferred shares.

As of June 30, 2019, and December 31, 2018, 2,028,570,765 and 654,251,953 shares of common stock were issued and outstanding, respectively.

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

The following table shows operating activities information by geographic segment for the three months ended June 30, 2019 and 2018.

Six months ended June 30, 2019

June 30, 2019	North America	Asia	Europe	Total
Revenue	$440,891	$18,080	$289	$459,260

June 30, 2019	North America	Asia	Europe	Total
Fixed assets, net	$71,465	$89,164	$3,111	$163,740

Three months ended June 30, 2019

June 30, 2019	North America	Asia	Europe	Total
Revenue	$228,612	$9,323	$196	$238,131

Six months ended June 30, 2018

June 30, 2018	North America	Asia	Europe	Total
Revenue	$7,255	$18,331	$38	$25,624

June 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$32,465	$7,724	$970	$41,159

Three months ended June 30, 2018

June 30, 2018	North America	Asia	Europe	Total
Revenue	$7,255	$9,389	$38	$16,682

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after June 30, 2019 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events.” The Company determined that it does have a material subsequent events to disclose as follows:

The Company obtained additional working capital from the following sources:

●	The Company filed a definitive 14 C Information Statement on August 16, 2019 approved by majority shareholder vote and the board of directors to 1) reverse split the outstanding common shares of stock by a ratio of one-for-one hundred (1:100) and 2) and increase the authorized common shares in an amount up to 20 billion common shares. The reverse split will be executed in the current fiscal quarter. The increase in authorized common shares may occur at a time prior to July 18, 2020, at management’s discretion.

●	The Company has decided to decrease costs in 12 Japan as well. By cutting all fixed costs and having the one employee in 12 Japan work directly for 12 Hong Kong, Ltd, as a contractor, the Company will now generate an operating profit from the licensing and maintenance revenue generated from 12 Japan. This will show be reflected in the financial results of 12 Hong Kong, LTD beginning in the third quarter.

●

On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”) alleging a default under their convertible promissory note with an original amount due of $100,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs. Management believes that this is a frivolous lawsuit directly related to the fact that Auctus ran out of reserve shares because of their failure to act in a timely fashion to increase their reserve shares through the Company’s transfer agent. Management believes that this will be easily resolved as soon as more reserve shares are available. This is part of the reason the Company recently filed its Pre-14C to change the capital structure of the Company’s common stock. The Company currently owes approximately $40,000 in principal to Auctus and management believes that this matter should settle for not much more than that amount. In the event that Auctus takes an unreasonable position, the Company fully intends to aggressively defend this lawsuit which has not yet been answered as the answer is not yet due. Many of the other convertible notes that the Company holds maintain cross default clauses that could cause significant increases in the amount that the Company would owe to each of the other note holders due to the Auctus Lawsuit. Management has contacted the other note holders who have assured management that they are not exercising those rights at this time.

●	On August 1, 2019 the Company entered into a back end promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $52,500. The consideration to the Company was $50,000 with $2,500 of legal fees.

●	On August 1, 2019 the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling 55,600. The consideration to the Company is $50,000 with $2,500 legal fees and a $3,100 OID.

Subsequent to June 30, 2019, the Company reduced its debt to its debt holders by $12,748 through conversion of its common stock pursuant to its agreements with various debt holders as indicated below:

●	Adar Alef redeemed $12,748 of principal for the issuance of 212,466,667 common shares.

Subsequent to June 30, 2019, the Company reduced its debt by $20,000. A holder of Series D-2 Preferred stock shareholders by converted for 10,000 Series D-2 Preferred shares into 200,000,000 common stock.

Subsequent to June 30, on August 15, 2019, the Company line of credit with Bank of American Fork associated with the Red Wire Group was extended an additional six months.

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

●	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. This is the technology that manages all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. In addition, this subsidiary serves as an additional marketing and sales hub for Asia, particularly the Chinese market, excluding Japan.

●	12 Japan, Ltd., a corporation organized in Japan. The Company acquired 12 Japan, Ltd, located in Tokyo, Japan on July 31, 2017 in a share exchange. This subsidiary operates in the country of Japan. It is this subsidiary that services our first customer, Itoya Ltd, where our technology was successfully implemented and proven. ITOYA has now installed elements of our 12 Technology Suite in a second store. Effective subsequent to the end of the period, the Company consolidated the operation of 12 Japan LTD into 12 Hong Kong, LLTD.

●	12 Europe A.G., a corporation organized in Switzerland. The Company acquired 12 Europe A.G. on October 26, 2017 in a share exchange agreement. This subsidiary markets, sells, and services the Company’s proprietary and licensed technology to retailers in the European market from its base of operations in Zurich, Switzerland. Since its acquisition, this subsidiary has signed agreements with 4 retailers, consisting of 1 department store and 3 local businesses, to deploy components of our 12 Technology Suite and 12Sconti app. The Company has outsourced the servicing of the account in Europe to a manufacturers representative subsequent to the end of this quarter.

●	12 Retail Corporation, an Arizona USA corporation, and maintains an office in Scottsdale, Arizona. This subsidiary was formed on Sept. 18, 2017 to execute the Company’s microbrand roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. All of the microbrands that are acquired will retain their own brand names and identities although they will share some economies of scale and benefit from the management expertise, resources and capital allocation available as a subsidiary of the Company. The brand acquisitions will become subsidiaries of 12 Retail Corporation.

●	Emotion Fashion Group, Inc. F/K/A E-motion Apparel, Inc. (“EFG”). Subsequent to the acquisition of EFG, in July 2018 the Company reincorporated in the state of Utah, changed its name from E-Motion Apparel, Inc. to Emotion Fashion Group, Inc., and consolidated each of its 4 subsidiaries under EFG which operates as one company with 5 brands including Emotion Fashions, Inc., Lexi Luu Dancewear Punkz Gear and Skipjack Dive and Dancewear., Cleo VII.

●	Red Wire Group, LLC. (“RWG”) a Utah Corporation was acquired effective February 19, 2019, pursuant to a Share Exchange Agreement whereby the Company exchanged and the members of Red Wire (the “Members”) Pursuant to the terms of the Exchange Agreement, the Company will acquire (i) 75% of the membership interests of Red Wire in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and with a stated value of $5 (ii) the remaining 25% of the membership interests of Red Wire in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4 per share, Red Wire operates its own “cut & sew for independent third parties contract to produce cloths operating out of its factory in Salt Lake City, Utah.

●	Rune NYC, LLC. (“Rune”) a New York Corporation was acquired effective March 14, 2019, pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), the members of representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees.

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

With the two acquisitions of RWG and Rune during the first quarter of 2019, we have obtained some significant ongoing operating cash flows in USA. During the period ended June 30, 2019, we were able to successfully integrate our RWG factory and our existing Emotion Fashion factory into a seamless operation under the experienced RWG management team. Meanwhile, Rune NYC has already streamlined operations, reduced back office staff and facilities expenses and integrated the majority of their production into the Red Wire factory.

The results that for the first time ever, our USA subsidiaries no longer need extra cash from their parent, 12 ReTech Corporation to sustain their operations. In addition, management believes that the intangibles that the two acquisitions brought to us are even more valuable. The quality of our new members is top notch. Their relationships have been especially helpful in generating new potential customers for our retail technology platform. They have also identified additional acquisition targets.

Efforts in other foreign subsidiaries have also been successful. 12 Europe has been particularly aggressive in deploying our 12Sconti app (“APP”). In 2018, we launched 12Sconti in Winterthur, Switzerland and later partnered with, which brought our mobile APP to “prime time” with a major player who is encouraging their own customers to download 12Sconti and use it to start purchasing products. Because Jelmoli is such a well-known retailer, additional merchants in Zurich are now climbing aboard the 12Sconti wagon. We have already signed 8 additional retailers who will be featured in the 12Sconti. Subsequent to June 30, 2019, rhw Company has begun to wind down 12 Europe A.G. reaches customer(s) through its manufactures representative.

During the three months ended June 30, 2019, management made a decision to cut expenses wherever possible. After a careful review of our operations in Europe, it was determined that our business may be more successfully contracting with a manufacturers representative exclusively rather than maintaining employees and other costs in Switzerland. With the agreement with Pietro Coppola’s company “A Due Consulting”, we already have that representative in place. We therefore closed our operations in 12 Europe and are winding down the last of the expenses. Revenues would still generated under a licensing fee from any sales that Pietro’s company and paid to 12 Hong Kong, Ltd. This decision is estimated to save the Company in excess of $300,000 per year.

In Asia, we continued to modestly expand in 2018 as ITOYA placed elements of our 12 Technology Suite into a second store. We expect ITOYA to continue to install our hardware and software in additional ITOYA stores in the second half of 2019. That ITOYA has added our technology solutions to their other stores validates the effectiveness of our technology solutions for retailers.

As a subsequent event, in the third quarter the Compay has decided to decrease costs in 12 Japan as well. By cutting all fixed costs and having the one employee in 12 Japan work directly for 12 Hong Kong, Ltd, as a contractor, the Company will now generate an operating profit from the licensing and maintenance revenue generated from 12 Japan. This will show be reflected in the financial results of 12 Hong Kong, LTD beginning in the third quarter.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenue

During the three months ended June 30, 2019 our revenue increased to $238,131 from $16,682, an increase of $221,449 or 1327%, which is primarily the result of new acquisitions of RWG and Rune.

Cost of revenue

During the three months ended June 30, 2019 we incurred costs associated with the delivery of our revenue in the amount of $165,480, as compared to $36 for the comparable period in 2018. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2019 were $301,409, a decrease of $459,218, compared to $760,627 for the three months ended June 30, 2018. This is primarily due decrease of Stock based compensation expense of $448,757.

Professional fees

Our professional fees for the three months ended June 30, 2019 were $279,477, compared to $273,421 for the three months ended June 30, 2018. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Expense

Our other expenses increased from $6,523,047 to $8,197,101 for the three months ended June 30, 2019 compared to $1,674,054 for the three months ended June 30, 2018. The majority of the increase is made up of three components, impairment costs of $513,601 for the three months ended June 30, 2019 compared to zero for three months ended June 30, 2018, general default reserve expense of $1,545,174 compared to zero for the three months ended June 30, 2018 and increase in interest expense $4,661,921 for the three months ended June 30, 2019 to $5,352,564 compared to $690,643 for the three months ended June 30, 2018. See each component described in further detail below.

The company recognized a loss impairment of software development costs of $513,601 compared to zero as of June 30, 2019 and June 30, 2018. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of June 30, 2019. Management had capitalized approximately $513,601 in development costs for its 12 Technology suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. This led management to cut costs in 12 Europe and 12 Japan. Therefore, management believes that the capitalized costs for the software development should be fully impaired as of the quarter. 12 Sconti App was deployed in 2018 and then the company partnered with major retailer called Jemoli beginning in 2019. Jelmoli has not adopted the balance of the 12 Technology suite. The 12 Europe office has been closed and the technology licensed so that any revenues generated are mostly profit without any significant related costs. Many elements of the 12 Technology suite was launched in Japan more that 3 years ago at one specific retailer, ITOYA. In 2018, elements of the 12 Technology Suite was installed in a second new ITOYA store. ITOYA has indicated interest in expanding its use of elements of the 12 Technology Suite to the remainder of its stores (more than 25) and while talks are ongoing no determination has been made. Management has determined to minimize its costs by, downsizing 12 Japan, closing the office and hiring the one former employee as a contractor of 12 Hong Kong.

In addition, the company recognized a general default reserve expense of for the three months ended June 30, 2019 of $1,545,174 compared to zero as of June 30, 2018.

As a subsequent event, on July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”) alleging a default under their convertible promissory note with an original amount due of $100,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs. Management believes that this is a frivolous lawsuit directly related to the fact that Auctus ran out of reserve shares because of their failure to act in a timely fashion to increase their reserve shares through the Company’s transfer agent. Management believes that this will be easily resolved as soon as more reserve shares are available. The Company currently owes approximately $40,000 in principal to Auctus and management believes that this matter should settle for not much more than that amount. In the event that Auctus takes an unreasonable position, the Company fully intends to aggressively defend this lawsuit which has not yet been answered as the answer is not yet due.

Many of the other convertible notes that the Company holds maintain cross default clauses that could cause significant increases in the amount that the Company would owe to each of the other note holders due to the Auctus Lawsuit. Management has contacted the other note holders who have assured management that they are not exercising those rights at this time.

However, management calculated a default reserve which represents the additional amount management would have to payout to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest. The total general reserve quantified by management amounted to $1,545,174.

There was also an increase in interest expense from $690,643 to $5,352,564 for the period ended June 30, 2018 compared to the period June 30, 2019. Increase in interest expenses is related to increase in convertible notes convertible preferred stock during the same period. In addition, there was a significant increase in interest expense associated with the additional derivative liability for the general default reserve. This resulted in increase in interest expense of $4,661,921.

Lastly, other expenses included income of $7,430 from sale of some equipment during the three months ended June 30, 2019.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2019, we incurred of a net loss of $8,722,886 compared to a comprehensive net loss of $2,673,052 for the three months ended June 30, 2018. This increased loss is primarily the result of the increase in interest expense, general default reserve expense and loss on impairment of development costs off set by decrease in selling general and administrative expense.

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

Six Months Ended June 30, 2019 and 2018

Revenue

During the six months ended 31, 2019 our revenue increased to $459,260 from $25,624, an increase of $433,636 or 1692%, which is primarily the result of new acquisitions of RWG and Rune.

Cost of revenue

During the six months ended June 30, 2019 we incurred costs associated with the delivery of our revenue in the amount of $313,378, as compared to $36 for the comparable period in 2018. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2019 were $767,543, a decrease of $466,528, compared to $1,234,071 for the six months ended June 30, 2018. This is primarily due decrease in stock compensation expense of $448,757.

Professional fees

Our professional fees for the six months ended June 30, 2019 were $529,498, compared to $505,050 for the six months ended June 30, 2018. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Expense

Our other expenses increased by $7,405,156 to $9,252,160 for the six months ended June 30, 2019 compared to $1,847,004 for the six months ended June 30, 2018. The majority of the increase is made up of three components, impairment costs of $513,601 for the six months ended June 30, 2019 compared to zero for six months ended June 30, 2018, default reserve expense of $1,545,174 compared to zero for the six months ended June 30, 2019 and increase in interest expense of $5,261,051 for the six months ended June 30, 2019 to $6,099,644 compared to $838,593 for the six months ended June 30, 2018. See each component described in further detail below.

The company recognized a loss impairment of software development costs of $513,601 compared to zero as of June 30, 2019 and June 30, 2018. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of June 30, 2019. Management had capitalized approximately $513,601 in development costs for its 12 Technology suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. This led management to cut costs in 12 Europe and 12 Japan. Therefore, management believes that the capitalized costs for the software development should be fully impaired as of the quarter. 12 Sconti App was deployed in 2018 and then the company partnered with major retailer called Jemoli beginning in 2019. Jelmoli has not adopted the balance of the 12 Technology suite. The 12 Europe office has been closed and the technology licensed so that any revenues generated are mostly profit without any significant related costs. Many elements of the 12 Technology suite was launched in Japan more that 3 years ago at one specific retailer, ITOYA. In 2018, elements of the 12 Technology Suite was installed in a second new ITOYA store. ITOYA has indicated interest in expanding its use of elements of the 12 Technology Suite to the remainder of its stores (more than 25) and while talks are ongoing no determination has been made. Management has determined to minimize its costs by, downsizing 12 Japan, closing the office and hiring the one former employee as a contractor of 12 Hong Kong.

In addition, the company recognized a general default reserve expense of for the six months ended June 30, 2019 of $1,545,174 compared to zero as of June 30, 2018.

As a subsequent event, on July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”) alleging a default under their convertible promissory note with an original amount due of $100,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs. Management believes that this is a frivolous lawsuit directly related to the fact that Auctus ran out of reserve shares because of their failure to act in a timely fashion to increase their reserve shares through the Company’s transfer agent. Management believes that this will be easily resolved as soon as more reserve shares are available. The Company currently owes approximately $40,000 in principal to Auctus and management believes that this matter should settle for not much more than that amount. In the event that Auctus takes an unreasonable position, the Company fully intends to aggressively defend this lawsuit which has not yet been answered as the answer is not yet due.

Many of the other convertible notes that the Company holds maintain cross default clauses that could cause significant increases in the amount that the Company would owe to each of the other note holders due to the Auctus Lawsuit. Management has contacted the other note holders who have assured management that they are not exercising those rights at this time.

However, management calculated a default reserve which represents the additional amount management would have to payout to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest. The total reserve quantified by management amounted to $1,545,174.

There was also an increase in interest expense from $838,593 to $6,099,644 for the period ended June 30, 2018 compared to the period June 30, 2019. Increase in interest expenses is related to increase in convertible notes convertible preferred stock during the same period. In addition, there was a significant increase in interest expense associated with the additional derivative liability and for the general default reserve. This resulted in increase in interest expense of $4,661,921.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2019, we incurred of a net loss of $10,425,860 compared to a comprehensive net loss of $3,557,946 for the six months ended June 30, 2018. This increased loss is primarily the result of the increase in interest expense, general default reserve expense in case of default pay out and loss on impairment of development costs off set by decrease in selling general and administrative expense.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of June 30, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $16,597,223. The majority of the deficit is derivative liability of $9,364,963 and a general default reserve of $1,545,174 and convertible notes of $775,979. A portion of this working capital deficit has been financed loans from stockholders. As of June 30, 2019, amounts owed to stockholders totaled $851,605. The total stockholders’ deficit as of June 30, 2019 and December 31, 2018 was $15,546,520 and $5,842,500. The increase in working capital deficit when compared to December 31, 2018 was principally due to an increase in notes payable (“debt-equity”) and associated derivative liability and to a lesser extent, an increase in accounts payable.

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

At June 30, 2019, the Cash and Cash Equivalents balance was $25,796 compared to $37,721 as of December 31, 2018.

During the six months ended June 30, 2019, current liabilities increased by $10,265,257 when compared to December 31, 2018. The primary reasons for the increase was an increase is due to derivative liabilities of $6,668,493, default reserve of $1,545,174 and accounts payable (“debt-equity”) of $585,534.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern. in connection with our consolidated financial statements for the period ended June 30, 2019. Our total accumulated deficit as of June 30, 2019 was approximately $21.6 million.

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

Off-Balance Sheet Transactions

At June 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of June 30, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2019 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2019, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company was not currently a party to any pending legal proceedings in the end quarter and subsequently involved in any legal proceedings that it believes will have a material adverse effect on its business or financial condition. The Company may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

As a subsequent event, on July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”) alleging a default under their convertible promissory note with an original amount due of $100,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs. Management believes that this is a frivolous lawsuit directly related to the fact that Auctus ran out of reserve shares because of their failure to act in a timely fashion to increase their reserve shares through the Company’s transfer agent. Management believes that this will be easily resolved as soon as more reserve shares are available. This is part of the reason the Company recently filed its pre-14C to change the capital structure of the Company’s common stock. The Company currently owes less than $40,000 in principal to Auctus and management believes that this matter should settle for not much more than that amount. In the event that Auctus takes an unreasonable position, the Company fully intends to aggressively defend this lawsuit which has not yet been answered as the answer is not yet due. Many of the other convertible notes that the Company holds maintain cross default clauses that could cause significant increases in the amount that the Company would owe to each of the other note holders due to the Auctus Lawsuit. Management has contacted the other note holders who have assured management that they are not exercising those rights at this time. Those note holders are required to give notice to the Company in the event that they do change their mind and exercise those rights. However, management has quantified the amount of what of the potential payout would be and created a default reserve. See Note 9 for further details.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Number	Description of Exhibit

31.1	Certification of Principal Officer to Rule 14a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934 as amended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

33.1	Issuance of Series D-2 Preferred Stock Agreement with EGlobe IT Solutions Pvt Ltd.

33.2	Issuance of Series D-2 Preferred Stock Agreement Oasis Capital, LLC

33.3	Issuance of Series D-2 Preferred Stock Agreement Oasis Capital, LLC

33.4	Issuance of Series D-2 Preferred Stock Agreement Dominick D’Alleva

33.5	Issuance of Series D-2 Preferred Stock Agreement Dominick D’Alleva

33.6	Issuance of Series D-2 Preferred Stock Agreement Oasis Capital, LLC.

34.	Extension Agreement with Bank of American Fork

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: August 19, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: August 19, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chairman, Director, President,
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Director
Secretary
Treasurer
Chief Operating Officer
(Principal Accounting Officer)
(Principal Financial Officer)

