Form 10-Q
period 2019-09-30
12 Retech Corp
filed 2019-11-19
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	RETC	OTC: PINK

The number of shares of common stock ($0.00001 par value) outstanding as of October 31, 2019 was 25,410,392.

12 RETECH CORPORATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40,258	$37,721
Accounts receivable	26,972	15,609
Inventory	-	23,140
Prepaid expenses	7,600	4,884
Other current assets	-	19,344
Total Current Assets	74,830	100,698

Fixed assets, net	156,456	98,295
Goodwill	874,821	-
Software development	-	371,118
Security deposit	12,143	12,936
TOTAL ASSETS	$1,118,250	$583,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$924,452	$1,234,712
Due to stockholders	120,742	766,397
Notes payable, net of discounts	31,000	158,245
Convertible notes payable, net of discounts	1,006,013	624,845
Derivative liabilities	14,494,342	2,696,470
General default reserve	1,687,528	-
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 0 shares and 68,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively. Liquidation preference $0 as of September 30, 2019 and $68,000 as of December 31, 2018.	-	48,144
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares and 311,250 shares issued and outstanding at September 30, 2019 and December 31, 2018. Liquidation preference $0 as of September 30, 2019 and $622,500 as of December 31, 2018.	-	622,500
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 941,408 shares and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively. Liquidation preference $1,882,816 as of September 30, 2019	1,882,816	-
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,846 shares issued and outstanding at September 30, 2019 and December 31, 2018. Liquidation preference $274,234	274,234	274,234
Total Current Liabilities	20,421,127	6,425,547

Total Liabilities	20,421,127	6,425,547

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 8,529,316 shares and 6,500,000 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	85	65
Series C Preferred Stock, 2 share designated; $0.00001 par value; 1 shares issued and outstanding at September 30, 2019 and December 31, 2018	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 120,088 shares and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	480,352	-
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 55,600 shares and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	278,000	-
Common stock: 80,000,000 authorized, $0.00001 par value; 25,410,374 and 6,542,519 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	254	65
Additional paid-in capital	6,581,434	5,336,977
Minority interest	20,301	-
Accumulated other comprehensive income (loss)	(2,320)	1,295
Accumulated deficit	(26,660,984)	(11,180,903)
Total Stockholders’ Deficit	(19,302,877)	(5,842,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,118,250	$583,047

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$165,798	$48,102	$625,058	$73,726
Cost of revenues	113,015	26,795	426,393	26,831
Gross Profit	52,783	21,307	198,665	46,895

Operating Expenses
General and administrative	300,673	506,327	1,068,216	1,740,398
Professional fees	311,113	429,409	840,611	934,459
Depreciation	4,973	2,552	16,095	5,085
Total Operating Expenses	616,759	938,288	1,924,922	2,679,942

Loss from operations	(563,976)	(916,981)	(1,726,257)	(2,633,047)

Other Expense
Other income	1,027,306	(7)	1,034,956	(7)
Reserve Expense	(142,354)	-	(1,687,528)	-
Loss on debt extension	-	-	-	(75,000)
Interest expense	(2,196,459)	(147,719)	(8,296,103)	(986,312)
Loss on exchange of equity instruments	-	-	(132,812)	-
Loss on impairment of software development cost	-	-	(513,601)	-
Loss on derivative liability	(3,200,690)	(704,116)	(4,169,269)	(1,637,527)
Net Other Expense	(4,512,197)	(851,842)	(13,764,357)	(2,698,846)

Net Loss	$(5,076,173)	$(1,768,823)	$(15,490,614)	$(5,331,893)

Other comprehensive income (loss) - foreign currency translation adjustment	$7,804	$131	$(3,615)	$5,256

Comprehensive Loss	$(5,068,369)	$(1,768,692)	$(15,494,229)	$(5,326,637)

Minority Interest	$(5,939)	$-	$(10,533)	$-

Net Loss to 12 ReTech Corporation	$(5,062,430)	$(1,768,692)	$(15,483,696)	$(5,326,637)

Net Loss Per Common Share: Basic and Diluted	$(0.21)	$(1.74)	$(0.98)	$(5.95)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	24,128,911	1,015,155	15,860,943	896,603

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Stockholder’s Deficit

Three and Nine months ended September 30, 2019 and 2018

(unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock			Series D-6 Preferred Stock			Common Stock		Additional		Common			Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount		Number of Shares	Amount	Paid-in Capital	Subscription receivable	Stock to be issued	Minority Interest		Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit

Balance - June 30. 2018	5,000,000	50	-	-	-		-	-		-	938,457	9	3,911,976	(320,000)	-		-	6,638	(6,607,906)	(3,009,233)

Common Stock issued for cash													67,999	252,500						320,499
Common Stock issued for services											106,667	1	(751,342)							(751,342)
Common stock issued for conversion of notes payable and accrued interest											227,171	2	168,110							168,117
Common stock issued for Preferred Shares conversion											236,504	2	(8,784)							(8,784)
Common Stock issued to Noteholder											36,443	-	65,765							65,765
Preferred shares issues for services	1,500,000	15	1	1																16
Foreign currency translation adjustments																		(6,638)		(6,638)
Net Loss													16,250						(1,182,303)	(1,166,053)

Balance - September 30, 2018	6,500,000	65	1	1	-		-	-		-	1,545,242	1,545	3,469,975	(67,500)	-		-	-	(7,790,209)	(4,387,653)

Balance - December 31, 2018	6,500,000	$65	1	$1	-		$-	-		$-	6,542,520	$65	$5,336,977	-	$-		$-	$1,295	$(11,180,903)	$(5,842,500)

Balance - December 31, 2017	5,000,000	$50	$-	$-	-		-	-		-	822,000	$8	$1,268,780	-	$92,646	$		$1,514	$(2,413,739)	$(1,050,791)

Series B Preferred stock issued for cash													260,000							260,000
Common stock issued as part of funds raised											7,683	-	117,646		(92,646)					25,000
Common Stock issued for cash											62,500	1	599,249	(67,500)						531,752
Common stock issued for services											136,001	1	(302,482)		-					(302,481)
Common stock issued for conversion of notes payable and accrued interest											234,111	2	346,982							346,985
Common stock issued for acquisition of E-motion											10,000	-	80,000							80,000
Common stock issued for Preferred Shares conversion											236,504	2	(8,558)							(8,555)
Common Stock issued to Noteholder											36,443	1	65,801							65,801
Preferred shares issued for Cash													16							16
Beneficial conversion feature													774,282							774,282
Deemed Dividend													252,078							252,075
Foreign currency translation adjustments																		(1,514)		(1,514)
Net Loss													16,247						(5,376,470)	(5,360,223)

Balance - September 30, 2018	6,500,000	65	1	1	-		-	-		-	1,545,242	15	3,469,975	(67,500)	-		-	-	(7,790,209)	(4,387,653)

Balance - December 31, 2018	6,500,000	$65	1	$1	-		$-	-		$-	6,542,520	$65	$5,336,977	-	$-		$-	$1,295	$(11,180,903)	$(5,842,500)

Balance - June 30, 2019	6,500,000	65	1	1	120,088		480,352	55,600		278,000	20,285,708	203	5,249,407		-		26,240	(10,124)	(21,590,749)	(15,546,521)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-		-	-		-	2,124,667	21	10,623	-	-		-	-	-	10,645
Common stock issued for Preferred Shares conversion	-	-	-	-	-		-	-		-	3,000,000	30	27,000	-	-		-	-	-	27,030
Preferred stock issued with acquisition	-	-	-	-	-		-	-		-	-	-	-	-	-		-	-	-	-
Preferred stock issued for services	114,165	1	-	-	-		-	-		-	-	-	62,999	-	-		-	-	-	62,999
Series D-2 shares exchanged for common stock	-	-	-	-	-		-	-		-	-	-	-	-	-		-	-		-
Exchange Series A preferred stock for related party and third party liabilities	1,915,151	19	-	-	-		-	-		-	-	-	1,179,663	-	-		-	-	-	1,179,663
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-		-	-		-	-	-	51,676	-	-		-	-	-	51,676
Net loss	-	-	-	-	-		-	-		-	-	-	-	-	-		(5,938)	7,804	(5,070,236)	(5,068,370)

Balance - September 30, 2019	8,529,316	85	1	1	120,088		480,352	55,600		278,000	25,410,374	254	6,581,368	-	-		20,302	(2,320)	(26,660,984)	(19,302,877)

Balance - December 31, 2018	6,500,000	$65	1	$1		$			$		6,542,520	$65	$5,336,977	$-	$-		$-	$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-		-	-		-	10,904,612	109	303,375	-	-		-	-	-	303,484
Common stock issued for Preferred Shares conversion	-	-	-	-	-		-	-		-	8,025,742	80	255,733	-	-		-	-	-	255,814
Preferred stock issued with acquisition	-	-	-	-	120,088		480,352	55,600		278,000	-	-	-	-	-		30,834	-	-	789,272
Preferred stock issued for services	114,165	1	-	-	-		-	-		-	-	-	62,999	-	-		-	-	-	62,999
Series D-2 shares exchanged for common stock	-	-	-	-	-		-	-		-	(62,500)	(1)	(523,375)	-	-		-	-	-	(523,376)
Exchange Series A preferred stock for related party and third party liabilities	1,915,151	19	-	-	-		-	-		-	-	-	1,179,663	-	-		-	-	-	1,179,663
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-		-	-		-	-	-	(34,004)	-	-		-	-	-	(34,004)
Net loss	-	-	-	-	-		-	-		-	-	-	-	-	-		(10,532)	(3,615)	(15,480,081)	(15,494,229)

Balance - September 30, 2019	8,529,316	85	1	1	120,088		480,352	55,600		278,000	25,410,374	254	6,581,368	-	-		20,302	(2,320)	(26,660,984)	(19,302,877)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,490,614)	$(5,331,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,095	5,085
Bad debt	-	-
Stock based compensation	63,000	1,231,549
Amortization of debt discount	674,210	972,641
Change in fair value of derivative liabilities	-	1,637,527
Loss on debt extinguishment	-	75,000
Accretion of interest for note payable	-	1,854
Increase in notes payable and Series D-2 for defaults	1,687,528	-
Impairment of software development costs	513,601	-
Loss on derivative liability and additional interest expense recorded on issuance	11,199,339	-
Loss on exchange and issuance of preferred stock and additional interest expense	674,644	-
Excess fair market value of common shares over liabilities settled	196,713	-
Relief of notes payable and other liabilities through rescindment of Emotion acquisition	(163,805)	-
Changes in operating assets and liabilities:
Accounts receivable	(11,363)	(26,396)
Prepaid Expenses	(2,716)	(13,865)
Inventory	23,140	18,874
Other current assets	108,600	(2,257)
Security deposit	793	3,143
Accounts payable and accrued liabilities	115,724	443,981
Net Cash Used in Operating Activities	(395,111)	(984,757)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(16,146)	(2,412)
Cash received from acquisition	12,924	779
Cash paid on acquisition	(79,937)
Software development costs	(142,483)	(177,270)
Other assets	5,519
Net Cash Used in Investing Activities	(220,123)	(178,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholders	52,646	62,326
Repayment to stockholders	-	(36,931)
Proceeds from convertible notes payable	527,740	482,500
Costs on issuance of convertible notes payable	-	(26,469)
Issuance of common stock for cash	-	211,250
Proceeds from sale of Series D-3 Preferred Stock	-	100,000
Proceeds from sale of Series B Preferred Stock	-	329,000
Costs of issuance of Series B preferred Stock	-	(9,000)
Proceeds from sale of preferred and common stock	10,000	0
Proceeds from notes payable	31,000	0
Net Cash Provided by Financing Activities	621,386	1,112,676

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,615)	1,231

Net decrease in cash and cash equivalents	2,537	(49,751)
Cash and cash equivalents, beginning of period	37,721	100,264
Cash and cash equivalents, end of period	$40,258	50,513

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock to be issued in current period		$12,500
Discounts on convertible notes payable	$452,528	$-
Conversions of convertible notes payable, accrued interest and derivatives	$1,020,790	$-
Reduction of APIC related to derivative recorded on Preferred Stock in equity	$850,695	$-
Preferred stock issued for acquisitions	$758,352	$-
Original issue discount on convertible notes payable	$509,157	$-
Exchange of common stock and preferred stock for different series	$1,145,938	$-
Issuance of Series D-2 for accounts payable	$200,000	$-
Issuance of Series A for liabilities	$431,338	$-
Common stock issued in conjunction with convertible notes	$-	$86,600
Conversion of Series B and D-2 preferred stock into common stock	$-	$46,234
Beneficial conversion feature for Series B preferred stock	$-	$173,923
Beneficial conversion feature for convertible notes payable	$-	$349,576
Related party liability relived with Series D-3 preferred stock	$-	$154,234
Common stock issued for acquisition for E-motion	$-	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 1 – Nature of the Business

12 ReTech Corporation (“the Company”) is a holding company with subsidiaries that develop, sell and deploy software that the Company believes will REINVENT RETAIL for shoppers and retailers. As a holding company, we also acquire synergistic operating companies that manufacture and sell products to other retailers as well as sell products online.

As a subsequent event on October 1, 2019, the Company acquired twelve (12) retail stores operating in airport terminals and casinos transforming the Company into a true Omni-Channel retailer. The new operations will allow us to deploy our cutting-edge software in the United States to demonstrate its effectiveness as well as to test, in real time, new software products that will continue to delight consumers and generate additional revenue and profit opportunities for retailers.

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	Development and sales of technology applications

12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.

Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	A subsidiary of 12 Retail and is part of the brand acquisition strategy. Operates its own “cut & sew” factory for independent third party brands who contract us to produce their apparel products.

Rune NYC, LLC	New York, USA	Jan 23, 2013.	March 14, 2019	92.5%	A subsidiary of 12 Retail and is part of the brand acquisition. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers.

12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications

12 Europe AG (“12EU”)	Zurich, Switzerland	August 22, 2013	October 26, 2017	100%	Inactive as of August 20, 2019

Bluwire Group, LLC (“Bluwire”)	Florida, USA		October 1, 2019	51%	As a subsequent event, this 12 location retailer was acquired.

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2019, the Company had a total accumulated deficit totaling $26,660,984 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain its normal operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Red Wire Group, LLC.

On February 19, 2019, the Company completed the acquisition of Red Wire Group, LLC. (“RWG”) a Utah limited liability company, pursuant to a share exchange agreement whereby the Company exchanged the Company’s Series D-5 and Series D-6 for 100% of the outstanding equity of RWG. Pursuant to the terms of the exchange agreement, the Company acquired (i) 75% of the membership interests of RWG in exchange for 54,000 shares of the Company’s Series D-6 Preferred Stock (stated value of $5.00 per share), and (ii) the remaining 25% of the membership interests of RWG in exchange for 37,500 shares of the Company’s Series D-5 Preferred Stock (stated value of $4.00 per share).

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

RWG results of operations have been included in the Company’s operating results for the period subsequent to the February 1, 2019. RWG contributed revenues of $529,201 for the nine months ended September 30, 2019. The Company is still evaluating the total assets and liabilities at the date of acquisition and further adjustments might be made to the purchase price.

RuneNYC, LLC.

On March 14, 2019, the Company completed the acquisition of RuneNYC, LLC (“Rune”), a New York limited liability company, pursuant to a share exchange agreement whereby the Company exchanged the Company’s Series D-5 shares for 92.5% of the total outstanding equity of Rune and the members of Rune (the “Members”). Pursuant to the terms of the exchange agreement, the Members of Rune (the “Members”) representing 92.5% of the membership interests have agreed to tender their interests to the Company, and the Company closed the tender offer period on March 14, 2019 at which time the exchange agreement became effective. Accordingly, pursuant to the terms of the exchange agreement, at closing the Company acquired 92.5% of the membership interests of Rune were exchange for 82,588 shares of the Company’s Series D-5 Preferred Stock with a stated value of $4.00 per share.

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

Rune’s results of operations have been included in the Company’s operating results for the period subsequent to it’s acquisition on February 1, 2019. Rune contributed revenues of $123,168 in 2019. The Company is still evaluating the total assets and liabilities at the date of acquisition and further adjustments might be made to the purchase price.

The below table sets forth selected  unaudited and unreviewed pro forma financial information for the Company for 2018 compared to 12 ReTech as if RWG and Rune was owned for the nine months ended September 30, 2019 and 2018.

	Proforma
	Nine months ended
	September 30,
	2019	2018
Revenues	$705,058	$1,180,989
Cost of revenues	466,393	805,532
Gross profit	238,665	375,457

Operating expenses	$1.924,922	$491,487
Operating losses	$(1,686,257)	$(116,030)

Net Loss	$(15,450,614)	$(2,698,846)

Earnings Per Share	$(0.97)	$(3.14)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the RWG and Rune acquisition had occurred on January 1, 2018. The unaudited supplemental pro forma financial information was calculated by combining the Company’s results with the stand-alone results of Rune. For the identified periods, which were adjusted for certain transactions and other costs that would have been occurred during this pre-acquisition period.

Emotion Apparel, Inc. & Emotion Fashion Group, Inc.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a share exchange agreement whereby the Company exchanged 1.0 million of its common shares for 100% of the outstanding equity of EAI, in a third-party transaction. (This company shed this subsidiary as of September 30th, 2019 see below).

The Original EAI Transaction was accounted for as follows: The fair value of the 1.0 million shares of common stock issued amounted to $80,000. EAI owned four wholly-owned and majority –owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear, and E-motion Apparel, Inc. The acquisition of EAI was accounted for under ASC 805 where purchase price was allocated based on assets acquired and liabilities assumed as of the acquisition date May 1, 2018, at the estimated fair value. During the fourth quarter of 2018, the Company determined that the goodwill associated with the acquisition should be fully impaired, and as such was expensed during the fourth quarter of 2018.

On July 6, 2018, the Company incorporated an new Emotion Apparel, Inc. in the state of Utah and immediately re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions.”

The EAI share exchange agreement included terms that the Company would provide funding of at least $200,000 in the first 12 months after acquisition and the Seller, who remained as manager, would produce revenues in excess of $1.3 million dollars over that period. The Company secured its investment with a secured line of credit and a landlord’s lien through one of its other subsidiaries. Those liens covered all of the intellectual property and physical assets of Emotion Apparel, Inc. On September 30, 2019 the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. In the 4th quarter 2019 the Company plans to market those brands under new management as part of its consolidation of its acquisitions and utilize its Emotion Fashion Group, Inc, subsidiary that was incorporated in Utah in July 2018. As a result, the related accounts payable and accrued expenses which were payable by Emotion Apparel, Inc. which totaled $511,486 including $250,000 Note Payable, were offset to other income. For further details see Note 6 Accounts Payable and Accrued Expenses and 9 Notes Payable for further details.

12 Japan, LTD.

After the initial acquisition of 12 Hong Kong, LTD during 2017 and the first half of 2018 the Company made several acquisitions including; 12 Japan, LTD. Subsequent to this acquisitions the Company took steps to consolidate the assets and streamline operations that effectively by the end the 3rd quarter 2019, this Company’s no longer function as independent subsidiaries.

12 Japan LTD, in order to streamline operations in the third quarter the Company closed the physical offices in Japan and while revenues continue to be generated in Japan through its flagship customer ITOYA it is serviced under a licensing agreement by 12 Hong Kong Ltd. Management believes that these changes will result in a profit for the Company, from operations in Japan beginning in the 4th quarter of 2019.

12 Europe, A.G.

12 Europe A.G. which was acquired in 2017 has underperformed against expectation. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed approximately $35K by the Company. Therefore, this subsidiary is no longer in existence. Management does not consider this closure as a condition for discontinued operations as master representation agreement between 12 Europe is now been transferred to 12 Hong Kong and Coppola AG. As such, software customer in Europe will continue to be supported.

Bluwire Group, LLC.

On October 1, 2019, the Company acquired a retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the agreement the Company issued to the sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is reserved for 12 months for potential equity investors into Bluwire. Any of this equity reserve not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. The Sellers will continue to manage Bluwire under consulting agreements. See filed 8K between the Company and Bluwire Group, LLC on October 16, 2019.

The Company is expected to consolidate this acquisition effective October 1, 2019, under ASC 805 purchase accounting. However, the accounting impact of this acquisition, including the purchase price and fair value of assets and liabilities acquired, is still being determined and will the result of an independent valuation and will be shown as part of the Company’s 2019 10-K.

The below table sets forth selected  unaudited and unreviewed pro forma financial information for the Company for 2018 compared to 12 ReTech as if Bluwire Group, Redwire and Rune were owned for the nine months ended September 30, 2019 and 2018.

	Proforma
	Nine months ended
	September 30,
	2019	2018
Revenues	$3,838,793	$5,873,098
Cost of revenues	1,881,970	2,744,412
Gross profit	1,956,823	3,128,686

Operating expenses	$3,969,923	$2,958,089
Operating loss	$(2,013,100)	$170,597

Net Loss	$(15,777,457)	$(2,528,249)

Earnings (Loss) Per Share	$(0.99)	$(2.82)

The unaudited proforma information set forth above is for informational purposes only. The proforma information should not be considered indicative of actual results that would have been achieved if the Bluwire Group, LLC acquisition had occurred on January 1, 2018. The unaudited supplemental pro forma financial information was calculated by combining the Company’s results with the stand-alone results of Bluwire Group, LLC. For the identified periods.

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited condensed consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited condensed consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 16, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail, Rune NYC, LLC, Red Wire Group, LLC (“RWG”), and Emotion Fashion Group which included Emotion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. Since January 2019, the consolidation includes both Rune and RWG which were acquired in the first quarter 2019. All inter-company accounts and transactions have been eliminated. We currently have no investments accounted for using the equity or cost methods of accounting. On October 1, 2019, Bluwire Group, LLC will be included in the consolidation.

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

Software Development Costs

At September 30, 2019 and December 31, 2018 software development costs totaled $0 and $371,118, respectively. Capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software-as-a-service (“SaaS”) arrangement. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of June 30, 2019, management had capitalized approximately $513,601 in development costs for its 12 Technology suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. As a result, management believed that the capitalized costs for the software development should be fully impaired as of that date. As of September 30, 2019, management has not since revised its opinion. Please see Management, Discussion Analysis for further details in the resulting cutting of costs in 12 Europe and 12 Japan.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired.

The goodwill amount of $480,381 related to the acquisition of RWG and $394,440 related to the acquisition of Rune as of September 30, 2019. Goodwill is not amortized, but is tested annually for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has determined that there has been no impairment of goodwill at September 30, 2019. The Company performs its annual test during the fourth quarter.

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

The conversion feature was recognized as an embedded derivative and was valued using a Black Scholes model that resulted in a derivative liability of $14,494,342 and $2,696,470 at September 30, 2019 and December 31, 2018, respectively.

September 30, 2019
Risk-free interest rates	1.74 – 2.63%
Expected life (years)	0.05 – 1.00 years
Expected dividends	0%
Expected volatility	226 – 736%

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

During the nine months ended September 30, 2019, the Company recorded additional derivative liabilities of $1,150,152 related to convertible notes payable and $2,717,043 for various series of preferred stock. The Company also recorded $4,555,575 of additional derivative liability for the default reserve related to the potential additional liability for the default on convertible notes and certain Series D Preferred Stock. See further details convertible notes below and management discussion analysis section. On September 30, 2019, the derivative liabilities were revalued at $14,494,342 resulting in a loss of $4,169,269 related to the change in fair market value of the derivative liabilities during the nine months ended September 30, 2019.

For the Nine Months Ended September 30, 2019
Balance – December 31, 2018	$2,696,470
Issuance of new derivative liabilities	8,422,770
Conversions to paid-in capital	(794,167)
Change in fair market value of derivative liabilities	4,169,269
Balance – September 30, 2019	$14,494,342

Management views these convertible notes, due to their conversion feature to be viewed as equity, and the expenses associated through derivative calculations to be estimates that are only finalized once the actual conversion has been consummated. For the balance outstanding, please see Note 8.

Commitments and Contingencies

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder at a future date. The Series D-2 Preferred Stock is classified as temporary equity due to the fact that it is redeemable immediately. The Series D-3 Preferred Stock is also classified as temporary equity due to the existence of the PUT. Under the terms of the acquisition of the Red Wire Group, certain members received Series D-5 with a PUT option with a face value of $150,000. If those members so elect, to not convert those shares to common stock, they have the right to PUT those shares to the Company for cash. This would be an additional cash constraint on the company. For additional detail, See Note 3 Acquisitions.

Earnings (Loss) per Share

The Company follows ASC 260, “Earnings per Share” (“EPS”), which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As a subsequent event, on October 18, 2019, the Company successfully completed its reverse stock split and reduced its common stock outstanding by a ratio of one hundred for one. Per ASC 505-10, if a reverse split occurs after the date of the latest reported balance sheet but before the release of the financial statements, then such changes in the capital structure must be given retroactive effect in the balance sheet. As such, the reverse split has been retroactively applied to these financial statements.

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the nine months ended September 30, 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. If all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

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

Note 5 – Fixed Assets

Fixed assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Office equipment	$90,798	$32,107
Furniture and equipment	607	607
Computer	13,704	13,704
Technical equipment	27,492	27,492
Intellectual Property	74,982	65.487
Subtotal Fixed Assets	$207,583	$139,397
Less: accumulated depreciation	(51,127)	(41,102)
Fixed Assets	$156,456	$98,295

Depreciation expense for the nine months ended September 30, 2019 and 2018 was to $16,095 and $5,085, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Accounts payable	$308,230	$379,448
Accrued expenses	452,838	495,785
Accrued salaries	6,753	206,031
Accrued board of director fees	-	74,295
Accrued interest	156,631	79,153
	$924,452	$1,234,712

During the three months ended September 30, 2019, some accounts payable and accrued expenses were exchanged for Series A Preferred shares. The majority of which represented professional consulting fees of approximately $161,221 and board of director fees of approximately $264,616. See Note 10 Series A Preferred Stock for further details.

In addition, as detailed in Note 3, on September 30, 2019 the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Apparel, Inc., Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result, the related accounts payable and accrued expenses which were payable by Emotion Apparel, Inc. which totaled $511,486 including $250,000 Note Payable, were offset to other income. For further details See Note 9 Notes Payable for further details.

Also 12 Europe, on August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed by the Company. As a result of filing for bankruptcy, all the companies have been discharged and are no longer owed by the Company with the exception of approximately $35K in social benefits liabilities. As such the total discharged accounts payable totaled $445,244 and were offset to other income.

Lastly, after careful review by management, certain invoices posted to accounts payable were deemed to not be owed by the Company. These payables totaled approximately $68K were offset to other income.

See further discussion as part of the Management Discussion and Analysis below.

Note 7 – Due to Stockholders

Amounts due to stockholders (related party) at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Daniel Monteverde	$1,388	$143,195
Angelo Ponzetta	119,354	623,201
	$120,742	$766,397

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000. The promissory note was unsecured, bore an interest at 1% per annum and is due December 31, 2019. In September 2018, Gianni Ponzetta converted this note and all the due to Gianni Ponzetta payables to Preferred D-3 shares. See Preferred D-3 shares in Note 10 below. During the 12 months ended December 31, 2018 total advances and expenses paid directly by stockholders on behalf of the Company $107,326 and $36,931.

During the nine months ended September 30, 2019, the Company exchanged most its accounts payables due to Daniele Monteverde and Angelo Ponzetta of approximately $723,253 into Series A Preferred shares. See Note 10 Series A Preferred Stock for further details.

Note 8 – Convertible Notes Payable

Convertible notes payable at September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
September 15, 2017	$337,653	$344,262
December 8, 2017	-	52,260
December 12, 2017	-	107,109
March 15, 2018	40,123	40,123
April 27, 2018	-	16,000
May 17, 2018	56,714	60,000
September 17, 2018	60,000	60,000
September 21, 2018	30,285	64,500
November 28, 2018	64,500	64,500
November 28, 2018	25,000	25,000
December 13, 2018	105,000	105,000
January 15, 2019	115,000	-
February 7, 2019	132,720	-
February 19, 2019	64,500	-
February 19, 2019	55,125	-
March 13, 2019	55,125	-
May 14, 2019	26,500	-
May 17, 2019	27,825	-
August 1, 2019	53,500	-
August 7, 2019	55,125	-
Total	$1,304,695	$938,754

Less: unamortized debt discount	(298,682)	(313,909)

Total convertible notes	$1,006,013	$624,845

For the nine months ended September 30, 2019, the Company recognized interest expense of $674,210, all of which represented the amortization of original issue discounts, debt discounts and beneficial conversion features. For the nine months ended September 30, 2019, the Company reduced the principal by $339,371 principal through conversion through the issuance of 10,904,612 shares of common stock. The issue discounts and debt discounts are being amortized over the life of the convertible notes using straight line amortization due to the short-term nature of the note. Remaining issue discounts and debt discounts of $298,682 will be fully amortized by May 2020.

The Company has twenty four (24) outstanding convertible notes as of September 30, 2019, with a total outstanding balance of $1,006,013. All the notes have matured that were entered into prior to 2019. The 2019 notes mature from January 2020 to March 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

See summary of outstanding notes payable by debt holder with related change in derivative liability and amortization of debt discount for the period ended September 30, 2019.

	Loan Holder	Principal Amount	Date	Maturity	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 9 30 19
1	SBI Investment	$200,000	9/27/2017	3/15/2018	156,850	-	-	(6,697)	150,153
1	SBI Investment	$187,500	11/14/2017	5/14/2018	187,500	-	-	-	187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	52,260	-	-	(52,260)	-
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	107,109	-	(99,684)	(7,425)	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	16,000	-	-	(16,000)	-
7	Auctus	$100,000	4/27/2018	4/25/2019	40,123	-	-	-	40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	60,000	-	-	(3,286)	56,714
9	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	60,000	-	-	-	60,000
10	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	64,500	-	-	(34,215)	30,285
11	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019	-	-	-	-	-
12	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	64,500	-	-	-	64,500
13	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018	25,000	-	-	-	25,000
14	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	105,000	-	-	-	105,000
15	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	-	115,000	-	-	115,000
16	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	-	132,720	-	-	132,720
17	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	-	108,055	-	(108,056)	-
18	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	-	64,500	-	-	64,500
19	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	-	55,125	-	-	55,125
20	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	-	55,125	-	-	55,125
21	Adar Alef Omnibus	$26,500	5/14/2019	2/20/2020	-	26,500	-	-	26,500
22	LG Capital Omnibus	$27,825	5/17/2019	2/15/2020	-	27,825	-	-	27,825
23	Adar Alef Omnibus	$53,500	8/1/2019	2/7/2020	-	53,500	-	-	53,500
24	LG Capital Omnibus	$55,125	8/6/2019	2/7/2020	-	55,125	-	-	55,125

Convertible note total					$938,843	$693,475	(99,684)	(227,939)	1,304,695

On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”). For additional details, see MD&A Item 1. Legal Proceedings

As a subsequent event, on October 3, 2019 the Company received an additional $5,000 from Adar Alef as part of aback end promissory note agreement. The cost to the Company was $5,350 which includes $350 OID.

As a subsequent event, on October 8, 2019 the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $6,850. The consideration to the Company is $5,000 with $1,500 legal fees and a $350 OID. LG delivered those funds on October 24, 2019.

Note 9 – Note Payable

On May 1, 2018, 12 ReTech acquired Emotion Apparel, Inc. As part of the acquisition, Emotion Fashion Group was obligated under a disputed note payable to a third party in the amount of $250,000, maturing in July 2027 and bearing an interest rate of 2% per annum. The note calls for monthly payments to be made to the third party equal to ten percent (10%) of the gross sales of the Company until paid in full, including accrued interest. When the note was acquired, the Company recorded the note at its fair market value of $156,014. The note discount is being amortized to interest expense through maturity. Prior to September 30, 2019 the total payments made under the note payable were $0. Amortization of debt discount amortized amounted to $8,340 and $2,780 for the nine and three months ended September 30, 2019. On September 30, 2019 the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. As detailed in Note 6, all accounts payable, accrued expenses and notes payable reverted back to the seller and offset to Other Income.

As a subsequent event, on October 3, 2019 one of the Sellers of Bluwire to the Company provided $300,000 to its Bluwire subsidiary under a secured demand promissory note executed jointly by Bluwire and the Company. This note caries interest of 15%. This obligation is not convertible into Company stock under any terms.

As a subsequent event, on October 11, 2019, the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock.

As a subsequent event, on November 4, 2019, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Libertas Funding and received $145,500. This agreement provides for payment over 6 months and caries a fee of $4,500. This obligation is not convertible under any terms into Company stock.

Note 10 – Common and Preferred Stock

Capitalization

The Company has authorized shares of common stock of 80,000,000 at a par value of $0.00001, and 50,000,000 shares of Preferred Stock as described below.

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

Series A Preferred Stock

On July 19, 2018, 1,500,000 shares of Series A Preferred Stock were deemed issued as compensation for services These were, by agreement, not delivered until August, 2019.

As detailed in Note 6 and 7, during the third quarter 2019, Series A preferred stock was issued in exchange for certain accounts payable, accrued expenses, board director fees and related parties payable which total approximately $1,154,572 for 1,915,151 Series A Preferred Shares. In addition, management issued Series A Preferred shares in exchange for professional fees of 114,165 Series A shares.

The Company issued a total of 2,029,316 Series A preferred shares related to the aforementioned.

Therefore, as of September 30, 2019 and December 31, 2018, there was 8,529,316 and 6,500,000 shares of Series A Preferred Stock deemed issued and outstanding.

In addition, as a subsequent event, effective October 1, 2019, the Company issued 500,000 Series A shares in exchange for equity in Bluwire Group, LLC. See Note 3 above for further details.

Series B Preferred Stock

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity, as it is mandatorily redeemable by the holder 15 months after issuance and thus have been recorded as mezzanine. During the six months ended September 30, 2019, the Company issued Series B Preferred Stock and converted to common shares the following Series B Preferred shares as follow:

●	As of September 30, 2019 and December 31, 2018, 0 and 68,000 shares of Series B Preferred Stock were issued and outstanding at $1.00 par value, respectively. The Company recognized interest expense of $12,063 for the nine months ended September 30,2019.

Series C Preferred Stock

There was a single issuance of the Series C Preferred Stock during the years ended December 31, 2018. There have been no additional Series C Preferred Stock issued during the three and six months ended September 30, 2019.

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

There is one share of Series C Preferred Stock issued and outstanding as of September 30, 2019 and December 31, 2018.

Series D Preferred Stock

Series D Preferred Stock are “Blank Check” Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock.

The total number of shares of Series D Preferred Stock the Company is authorized to issue is ten million (10,000,000) shares, with a stated par value of $0.00001 per share with such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Corporation.

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

During the first quarter of, 2019 Oasis Capital converted 28,500 shares for 630,000 common stock and reduced the principal outstanding balance by $28,500. As such, the Company recorded a change in derivative liability associated the Series D-1 Preferred Shares of approximately ($86,428).

On March 14, 2019, the Company executed an agreement with Oasis Capital, whereby the Company agreed to exchange the remaining outstanding of Series D-1 Preferred Shares of 282,750 for 282,750 Series D-2 Preferred Shares. In addition, the Company executed an agreement whereby 62,250 outstanding D-1 shares for 62,250 Series D-2 preferred shares in exchange of $100,000. In addition, the Company agreed to pay 1,425 shares of D-2 shares as a finance charge for this agreement. The excess fair value of the shares exchanged was recorded as additional interest expense. As of September 30, 2019 there are no Preferred Series D-1 shares outstanding.

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

The Company issued 346,625 Series D-2 shares to Oasis Capital with a value of $692,850. On May 9, 2019, the Company received $50,000 in exchange for 45,045 Series D-2 Preferred Shares from Oasis Capital with which the Company had previously executed the PIPE Securities Purchase Agreement in March of 2019. During the three months ended September 30, 2019 Oasis Capital redeemed $30,000 or 15,000 shares of its Series D-2 Preferred shares for 300,000,000 common shares. In addition, Oasis purchased an additional 9,009 series D-2 Preferred shares for $10,000. For the nine months ended September 30, 2019, Oasis redeemed and exchanged $115,500 or 57,750 shares of its D-2 Preferred shares for 558,000,000 commons shares.

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

As of September 30, 2019 the Company had 941,408 Series D-2 Preferred Shares with a face value of $1,882,816.

The Series D-2 Preferred Stock is classified temporary equity due to the fact that the shares are redeemable immediately. As such, the Company recorded an associated derivative liability of $2,156,164 a general default reserve of $387,002 and derivative on default of $701,229.

Series D-3 Preferred Shares

On September 29, 2018, the Board of Directors of 12 ReTech corporation authorized the issuance of twenty thousand (20,000) shares of Series D-3 Preferred Shares to Gianni Ponzetta at a price of $5.00 par value in exchange for $100,000. On the same date, 12 ReTech corporation authorized the issuance of four thousand (4,000) shares of its Series D-3 preferred shares to Gianni Ponzetta at $5.00 par value with a face value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta. Lastly, 12 ReTech corporation issued 30,840 shares of Series D-3 Preferred Shares to Gianni Ponzetta with par value per share of $5.00 in exchange of $154,234 which was owed to Gianni Ponzetta. On October 30, 2018, this Certificate of Designation was filed with the Secretary of State in the State of Nevada.

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

The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT. As of September 30, 2019, there were 54,846 Preferred Series D-3 shares outstanding at $5.00 par representing a total of $274,234.

Series D-5 Preferred Stock

The Company designated Series D-5 Preferred Stock, which consists of one million (1,000,000) shares of stock that are designated as the Series D-5 Convertible Preferred Stock. The par value of each issued share of Series D-5 Preferred Stock is $0.00001 per share, and the stated value of each issued share of Series D-5 Preferred Stock is deemed to be $4.00. Series D-5 Preferred Stock carries an annual dividend of 6% which will be paid in arrears. Holders of the shares of Series D-5 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law. On February 21, 2019, the Company issued 37,500 shares for 25% minority interest in the Red Wire Group. On March 14, 2019, the Company issued 82,588 shares of Series D-5 Preferred Stock for 92.5% interest in Rune. See Note 3, Acquisitions for additional information. The company recorded an associated derivative liability of $424,753 which remained the same as of September 30, 2019.

As of September 30, 2019 the Company had 120,088 Series D-5 Preferred Shares with a face value of $480,352.

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

The Company issued 55,600 Series D-6 shares related to the acquisitions of RWG (54,000 shares) and another individual (1,600 shares) with a value of $278,000. The Company recorded an associated derivative liability of $248,618 which remained the same as of September 30, 2019.

As of September 30, 2019 the Company had 55,600 Series D-6 Preferred Shares with a face value of $278,000.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock at a par value of $0.00001.

Common stock issued for the three months ended September 30, 2019 was as follows:

The Company issued 2,124,667 shares for an exchange of the settlement of the convertible debt. The Company issued 3,000,000 common shares to Oasis Capital in exchange for Preferred shares.

Common stock issued for the nine months ended September 30, 2019 was as follows:

The Company issued 10,904,612 shares in exchange of the settlement of the convertible debt. The Company issued 8,025,742 common shares to Geneva Roth and Oasis Capital in exchange for Preferred shares.

As of September 30, 2019, and December 31, 2018, 25,410,374 and 6,542,519 shares of common stock were issued and outstanding, respectively.

As a subsequent event, on October 18, 2019 the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. All of the above transactions occurred prior to the completion of the Reverse Stock split and with the exception of the authorized common shares which remain at 8 billion authorized common stock issuances listed here had the effect of being divided by 100.

Note 11 – Segment Data

The Company does business on three continents (North America, Asia, and Europe) in three different jurisdictions (Hong Kong-special economic zone of the People’s Republic of China, Japan, United States of America, and the European common market through Switzerland). These segments are components of the Company about which separate financial information is available and regularly evaluated by the Chief Executive Officer decision maker in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in Note 3, Summary of Significant Accounting Policies.

The following table shows operating activities information by geographic segment for the nine and three months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019

September 30, 2019	North America	Asia	Europe	Total
Revenue	$597,678	$27,091	$289	$625,058

September 30, 2019	North America	Asia	Europe	Total
Fixed assets, net	$68,109	$88,347	$-	$156,456

Three months ended September 30, 2019

September 30, 2019	North America	Asia	Europe	Total
Revenue	$156,788	$9,010	$-	$165,798

Nine months ended September 30, 2018

September 30, 2018	North America	Asia	Europe	Total
Revenue	$26,896	$46,792	$38	$73,726

September 30, 2018	North America	Asia	Europe	Total
Fixed assets, net	$22,916	$8,179	$-	$31,095

Three months ended September 30, 2018

September 30, 2018	North America	Asia	Europe	Total
Revenue	$19,642	$28,460	$-	$48,102

Note 12 – Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2019 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events.” The Company determined that it does have a material subsequent events to disclose as follows:

The Company obtained additional working capital from the following sources:

●

As a subsequent event on October 1, 2019 the Company acquired a retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the agreement the Company issued to the Sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is was reserved for 12 months for potential equity investors into Bluwire. Any of the equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. The Sellers will continue to manage Bluwire under consulting agreements.

●	On October 18, 2019, the Company successfully completed its reverse stock split and reduced its common stock outstanding by a ratio of one hundred for one. While the board of directors and a majority of the voting interests of the Company had approved an increase in the authorized common shares in an amount up to 20 billion common shares within 12 months of July 18, 2019 at this time management has elected to keep the authorized stock at 8 billion common shares.

●	The Company has decided to decrease costs in 12 Japan as well. By cutting all fixed costs and having the one employee in 12 Japan work directly for 12 Hong Kong, Ltd, as a contractor, the Company will now generate an operating profit from the licensing and maintenance revenue generated from 12 Japan.

●	On October 3, 2019 the Company received an additional $5,000 from Adar Alef as part of aback end promissory note agreement. The cost to the Company was $5,350 which includes $350 OID.

●	On October 8, 2019 the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $6,850. The consideration to the Company is $5,000 with $1,500 legal fees and a $350 OID. LG delivered those funds on October 24, 2019.

●	On October 3, 2019 one of the Sellers of Bluwire provided $300,000 to its Bluwire subsidiary under a secured demand promissory note executed jointly by Bluwire and the Company. This note caries interest of 15% per annum. This obligation is not convertible into Company stock under any terms.

●	On October 11, 2019, the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock.

●	On November 4, 2019, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Libertas Funding and received $145,500. This agreement provides for payment over 6 months and caries a fee of $4,500. This obligation is not convertible under any terms into Company stock.

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

Company

12 ReTech Corporation is a holding company with subsidiaries that develop, sell and install software that we believe will REINVENT RETAIL for shoppers and retailers. As a holding company we also acquire synergistic operating companies that manufacture and sell products to other retailers as well as selling products online. As a subsequent event on October 1, 2019 we acquired 12 retail stores in airport terminals and casinos creating a true Omni-Channel retailer. This will allow us to deploy our cutting-edge software in the United States to demonstrate its effectiveness as well as to test, real time new software products to continue to delight consumers and generate additional revenue and profits for retailers.

The Company is organized as a holding Company with two main operating subsidiaries; 12 Hong Kong, LTD (“12HK”) acquired on June 27, 2017 and 12 Retail Corporation (“12Retail”). Formed on September 28, 2017. 12 HK holds all of the intellectual property related to what management believes is our cutting-edge software designed to delight shoppers and provide revenue and net income lift to retailers. 12 Retail currently operates all of the subsidiaries that actually manufacture, as well as distribute physical products through various channels including; wholesale, retail and online. 12 Retail provides a number of specific functions for 12 HK including testing the latest software ideas in a real world setting, the ability to demonstrate revenue and net income lift for other retailers as well as avenues to introduce our software products to retailers that we already do business with. 12 Retail has the following Operating Company subsidiaries:

●	Red Wire Group, LLC. (“RWG”) a Utah Corporation was acquired effective February 19, 2019, pursuant to a Share Exchange Agreement whereby the Company exchanged and the members of RWG (the “Members”) Pursuant to the terms of the Exchange Agreement, the Company will acquire (i) 75% of the membership interests of RWG in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and with a stated value of $5 (ii) the remaining 25% of the membership interests of RWG in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4 per share, RWG operates its own “cut & sew operation for independent third parties contract to produce cloths operating out of its factory in Salt Lake City, Utah.

●	Rune NYC, LLC. (“Rune”) a New York Corporation was acquired effective March 14, 2019, pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), the members of representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees.

●	Bluwire Group, LLC. As a subsequent event on October 1, 2019 the Company acquired the retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the Agreement the Company issued to the Sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is reserved for 12 months for potential equity investors into Bluwire. Any of that equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. The Sellers will continue to manage Bluwire under consulting agreements.

●	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. This is the technology that manages all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. In addition, this subsidiary serves as an additional marketing and sales hub for Asia, particularly the Chinese market, excluding Japan.of the account in Europe to a manufacturer’s representative subsequent to the end of this quarter.

26

●

Emotion Apparel, Inc. and Emotion Fashion Group, Inc. (“EFG”). On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a share exchange agreement whereby the Company exchanged 1.0 million of its common shares for 100% of the outstanding equity of EAI, in a third-party transaction. (This company shed this subsidiary as of September 30th, 2019 see below)

The Original EAI Transaction was accounted for as follows: The fair value of the 1.0 million shares of common stock issued amounted to $80,000. EAI owned four wholly-owned and majority –owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear, and E-motion Apparel, Inc. The acquisition of EAI was accounted for under ASC 805 where purchase price was allocated based on assets acquired and liabilities assumed as of the acquisition date May 1, 2018, at the estimated fair value. During the fourth quarter of 2018, the Company determined that the goodwill associated with the acquisition should be fully impaired, and as such was expensed during the fourth quarter of 2018

On July 6, 2018, the Company incorporated an new Emotion Apparel Ind in the state of Utah and immediately re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions.”

 The EAI share exchange agreement included terms that the Company would provide funding of at least $200,000 in the first 12 months after acquisition and the Seller, who remained as manager, would produce revenues in excess of $1.3 million dollars over that period. The Company secured its investment with a secured line of credit and a landlord’s lien through one of its other subsidiaries. Those liens covered all of the intellectual property and physical assets of Emotion Apparel, Inc. On September 30, 2019 the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. In the 4th quarter 2019 the Company plans to market those brands under new management as part of its consolidation of its acquisitions and utilize its Emotion Fashion Group, Inc, subsidiary that was incorporated in Utah in July 2018.

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

The Company’s business plan is to develop and implement cutting edge software that engages and delights consumers, reduces retailers costs and demonstrates revenue and net income lift to retailers. To demonstrate the effectiveness of our technology the Company has acquired (see subsequent events) a twelve chain retailer (Bluwire Group) with high profile stores in airport terminals and casinos that provides significant revenue to the Company and will be the perfect operation to demonstrate many of our software products and develop new products. In addition, the Company operates a number of other subsidiaries that sell products on a wholesale basis to other retailers as well as direct to consumers. These other subsidiaries in addition to providing considerable revenue to the Company management believes that they will provide an entree to sell our software products too once we can demonstrate the revenue and income lift management believes that Bluwire will experience through the deployment of our technology in the U.S.

The Company also plans to continue to make additional synergistic acquisitions that will increase revenue of our existing subsidiaries, and/or reduce costs, and/or open additional sales channels and/or provide opportunities to sell or license our software products. Management is also in early stage talks with point of sales (“POS”) software and credit card processing companies that we may partner with to market our software products.

For more information about our technology please visit our website at www.12retech,com. For more information about. our business or subsidiaries please see our Form 10-K for the period ended December 31, 2018.

Financing and Convertible Debt

To finance our operations the Company has historically resorted to a number of convertible debt providers (see Note 8). These debt providers have in many cases exercised their rights to convert their debt into the Company’s common stock at a discount to market. They then sell that stock to recover their investment and profits. This has over time depressed the value of our Company’s common stock and caused a significant dilution to our shareholders. This could not be helped and management relieves it was necessary in order to [provide continuation of the Company’s business so that we could make significant acquisitions. The Company has been building revenue momentum through these acquisitions and is no longer exclusively reliant on this form of fund raising. The vast majority of the surfs the Company has received over the last 4 months have been sourced through non-convertible debt incurred by our operating subsidiaries. There is however, still a considerable amount of convertible debt that needs to be retired over the near term. Management is working closely with the convertible note holders to find less dilutive alternatives and management believes that during the 4th quarter 2019 it will arrive at a solution that will involve less dilution, may require some cash payments from other sources including an equity offering and/or debt offerings through one or more of its subsidiaries as well as leak out provisions negotiated with the convertible debt holders themselves.

The Company had also entered into a $12 million dollar Equity Line of Credit with Oasis Capital which it has been unable to access due to some delays in the audits of one of its acquired subsidiaries. That Has been resolved and Management has been in talks with Oasis on amending that original offering, so that the Company may refile the S-1 required with the SEC. If and when approved by the SEC this Equity Line of Credit cajoled provide fund to retire the convertible debt instrument upon much more favorable terms than the original convertible debt which would prove significantly less dilutive to our shareholders.

In addition, Management has received tentative commitments for preferred Equity Funding that if completed would allow the Company to fully retire the convertible debt. Management, however cautions readers that while promising no Equity or Debt funding can truly be counted upon until the money is in the bank. The exact amount of the final funding and timing have not been fully determined at this time.

However, management believes that now that the Company has significant and growing revenue, has streamlined operations, is set to launch its software products in its own store in the United States and has access to more standard debt capital that the issues associated with the convertible debt have become more manageable and therefore will be resolved more favorably to the Company than was previously observed.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues

During the three months ended September 30, 2019 our revenue increased to $165,798 from $48,102, an increase of $117,696 or 245%, which is primarily the result of new acquisitions of RWG and Rune.

Cost of revenues

During the three months ended September 30, 2019 we incurred costs associated with the delivery of our products in the amount of $113,015, as compared to $26,795 for the comparable period in 2018. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2019 were $300,673, a decrease of $205,654, compared to $506,327 for the three months ended September 30, 2018. This is primarily due decrease of Stock based compensation expense of $448,757.

Professional fees

Our professional fees for the three months ended September 30, 2019 were $311,113, compared to $429,409 for the three months ended September 30, 2018. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Expense

Our other expenses increased by $3,660,355 to $4,512,197 for the three months ended September 30, 2019 compared to $851,842 for the three months ended September 30, 2018. The majority of the increase is made up of three components, increase in other income to $1,027,306 for the three months ended September 30, 2019 compared to $7 for three months ended September 30, 2018, offset by increase interest expense to $2,196,459 compared to $147,719 for the three months ended September 30, 2018 and increase in change in derivative liability of $2,496,574 for the three months ended September 30, 2019 to $3,200,690 compared to $704,116, for the three months ended September 30, 2018. See each component described in further detail below. Offset by the company recognizing a general default reserve expense of for the three months ended September 30, 2019 of $142,354 compared to zero as of September 30, 2018.

The Company recognized other income primarily from 12 Europe declaring bankruptcy on August 26, 2019 whereby all debts of the company were eliminated with the exception of $35,757 in accounts payable resulting in a gain of $445,244.

In addition, as detailed in Note 3, the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. AS a result of the debts related to Emotion Apparel, Inc, reverted to the seller including all accounts payable, accrued expenses and notes payable resulting in a gain of $511,486. Lastly, after care review by management, certain accounts payable were determined to not be payable. These payables total approximately $68K were offset to other income.

There was also an increase in interest expense to $2,196,459 from $147,719 for the period ended September 30, 2019 compared to the period September 30, 2018. Increase in interest expenses is related to the increase in convertible notes and the cost of convertible preferred stock during the same period. In addition, there was a significant increase in interest expense associated with the additional derivative liability for the general default reserve. This resulted in increase in interest expense of $1,786,353.

Lastly there was change of derivative liability of $3,200,690 compared to $704,116 for the period ended September 30, 2019 compared to the September 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2019, we incurred of a net loss of $5,068,369 compared to a comprehensive net loss of $1,768,692 for the three months ended September 30, 2018. This increased loss is primarily the result of the increase in interest expense, and change in derivative liability offset by other income. These are not operating expenses.

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

Nine Months Ended September 30, 2019 and 2018

Revenues

During the nine months ended September 30, 2019 our revenue increased to $625,058 from $73,726, an increase of $551,332 or 748%, which is primarily the result of new acquisitions of RWG and Rune.

Cost of revenues

During the nine months ended September 30, 2019 we incurred costs associated with the delivery of our product in the amount of $426,393, as compared to $26,831 for the comparable period in 2018. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2019 were $1,068,216, a decrease of $672,182, compared to $1,740,398 for the nine months ended September 30, 2018. This is primarily due decrease in stock compensation expense of $448,757. This decreased is a result of managements continued efforts to reduce and control costs.

Professional fees

Our professional fees for the nine months ended September 30, 2019 were $840,611, compared to $934,459 for the nine months ended September 30, 2018. Our professional fees include expenses related to our external auditors, legal costs, and consultants. The decrease is a result of managements continued efforts to reduce and. control costs

Other Expense

Our other expenses increased of $11,065,511 to $13,764,357 for the nine months ended September 30, 2019 compared to $2,698,846 for the nine months ended September 30, 2018. The majority of the increase is made up of the following components, impairment costs of $513,601 for the nine months ended September 30, 2019 compared to zero for nine months ended September 30, 2018, default reserve expense of $1,687,128 compared to zero for the nine months ended September 30, 2019, increase in interest expense of $7,309,791 for the nine months ended September 30, 2019 to $8,296,103 compared to $986,312 for the nine months ended September 30, 2018 and lastly change in derivative liability of $4,196,269 for the period ended September 30, 2019 compared to $1,637,527. These costs are estimates that may or may not be realized on a cash basis. These increases are offset by increase in other income to $1,034,956 compared to $7 as of September 30, 2018. See each component described in further detail below.

The company recognized a loss impairment of software development costs of $513,601 compared to zero as of September 30, 2019 and September 30, 2018. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of September 30, 2019. Management had capitalized approximately $513,601 in development costs for its 12 Technology suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. This led management to cut costs in 12 Europe and 12 Japan. Therefore, management believes that the capitalized costs for the software development should be fully impaired as of the quarter. 12 Sconti App was deployed in 2018 and then the company partnered with major retailer called Jemoli beginning in 2019. Jelmoli has not adopted the balance of the 12 Technology suite. The 12 Europe office has been closed and the technology licensed so that any revenues generated are mostly profit without any significant related costs. Many elements of the 12 Technology suite was launched in Japan more than 3 years ago at one specific retailer, ITOYA. In 2018, elements of the 12 Technology Suite was installed in a second new ITOYA store. ITOYA has indicated interest in expanding its use of elements of the 12 Technology Suite to the remainder of its stores (more than 25) and while talks are ongoing no determination has been made. Management has determined to minimize its costs by, downsizing 12 Japan, closing the office and hiring the one former employee as a contractor of 12 Hong Kong.

In addition, the company recognized a general default reserve expense of for the nine months ended September 30, 2019 of $1,687,528 compared to zero as of September 30, 2018.

On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”). For additional details, see MD&A Item 1. Legal Proceedings, including the settlement of $120,375 which is still pending.

However, management calculated a default reserve which represents the additional amount management would have to payout to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest. The total reserve quantified by management amounted to $1,687,528.

There was also an increase in interest expense of $7,309,791 to $8,296,103 for the period ended September 30, 2018 compared to $986,312 the period September 30, 2018. Increase in interest expenses is related to increase in convertible notes convertible preferred stock during the same period. As well as a significant increase in interest expense associated with the additional derivative liability and for the general default reserve.

The Company recognized other income primarily from 12 Europe declaring bankruptcy on August 26, 2019 whereby all debts of the company were eliminated with the exception of $35,757 in accounts payable resulting in a gain of $445,244.

In addition, as detailed in Note 3, the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. AS a result of the debts related to Emotion Apparel, Inc, reverted to the seller including all accounts payable, accrued expenses and notes payable resulting in a gain of $511,486. Lastly, after care review by management, certain accounts payable were determined to not be payable. These payables totally approximately $68K were offset to other income.

Lastly there was change of derivative liability of $4,169,269 compared to $1,637,527 for the period ended September 30, 2019 compared to the September 30, 2018.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2019, we incurred of a net loss of $15,494,229 compared to a comprehensive net loss of $5,326,637 for the nine months ended September 30, 2018. This increased loss is primarily the result of the increase in interest expense, general default reserve expense in case of default pay out and loss on impairment of development costs off set by decrease in selling general and administrative expense.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. As of September 30, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $20,346,297. The majority of the deficit is derivative liability of $14,494,342 and a general default reserve of $1,687,528 and convertible notes of $1,006,013. A portion of this working capital deficit has been financed loans from stockholders. As of September 30, 2019, amounts owed to stockholders totaled $120,742 which was significant reduced during the third quarter of 2019. The total stockholders’ deficit as of September 30, 2019 and December 31, 2018 was $19,302,877 and $5,842,500. The increase in working capital deficit when compared to December 31, 2018 was principally due to an increase in notes payable (“debt-equity”) and associated derivative liability and to a lesser extent, an increase in accounts payable.

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

On September 25. 2019, the Company’s Rune subsidiary entered into two separate future receivables purchase agreements with Vox Funding and received gross proceeds for $49,000 which were used in part to retire a previous and smaller. obligation to Vox Funding. The Agreements provided for payment over 6 months and carries a fee of $1,470. This obligation is not convertible under any terms into Company Stock.

On September 26, 2019, the Company sold 9,009 Series D-2 Convertible Shares to Oasis Capital and received $10,000.

As a subsequent event, in connection with the acquisition of Bluwire Group, LLC, on October 3, 2019 one of the Sellers of Bluwire provided $300,000 to its Bluwire subsidiary under a secured demand promissory note executed jointly by Bluwire and the Company. This note caries interest of 15%. this obligation is not convertible into Company stock under any terms. In Addition, on October 15, 2019 the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock. Lastly, on November 5. 2019, the Company’s Rune subsidiary entered into a future receivables purchase agreement with Vox funding and received gross proceeds for $145,500 which were used in part to retire a previous and smaller. obligation to Vox Funding. The Agreement provided for payment over 6 months and caries a fee of $4,500. This obligation is not convertible under any terms into Company Stock.

At September 30, 2019, the Cash and Cash Equivalents balance was $40,258 compared to $37,721 as of December 31, 2018.

During the nine months ended September 30, 2019, current liabilities increased by $13,995,580 when compared to December 31, 2018. The primary reasons for the increase was an increase is due to derivative liabilities of $11,797,872, default reserve of $1,687,528 offset by decrease in accounts payable (“debt-equity”) of $310,260. The decrease in accounts payable and accrued expenses is primarily due to some of this debt being exchanged for Series A preferred stock.

The Company’s lack of operating history makes predictions of future operating results difficult to ascertain. However, as a subsequent event, the Company acquired controlling interest in Bluwire Group, LLC effective October 1st, 2019 which shows substantial operating history which improves the company’s prospects. Still, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks but until more acquisitions can be completed, we cannot include their results in our projection of cash needs.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern. In connection with our consolidated financial statements for the period ended September 30, 2019. Our total accumulated deficit as of September 30, 2019 was approximately $26.6 million.

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

As a subsequent event, on October 18, 2019, the Company’s 1 for 100 Reverse Stock split became effective. Therefore, as of October 31, 2019, there are 25,410,374 common shares of stock outstanding and 8 billion common shares authorized.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended September 30, 2019. See Note 4 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

Off-Balance Sheet Transactions

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of September 30, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In connection with our completed acquisitions of significant operating companies during the first three quarters of 2019, Management has begun to institute some financial controls. The first area management is improving is cash and expense payment controls. Management has implemented a segregation of duties and authorities in this area:

1.	Revenues are deposited in 98% of all cases electronically wither by our credit card processors or factors.

2.	The accounting department does not make any direct payments and all invoices are approved by the management of the operating companies, reviewed by the accounting department and representatives of senior management.

3.	Weekly the managers of each operating company reviews with representatives of senior management which payments are to be made from the accounts payable listing.

4.	The payments are then made by a third party payments person directed by senior management and recorded by the accounting department. Payments are mostly made by check, or automatic bill payment from the bank.

5.	The accounting department then verifies and reports to senior management that the payments were made as approved by serious management.

6.	Future improvements as the accounting staff will grow will be to segregate posting of entries from the person who can make journal entries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2019 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2019, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”) alleging a default under their convertible promissory note with an original amount due of $100,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs. Management believes that this is a frivolous lawsuit directly related to the fact that Auctus ran out of reserve shares because of failure to act in a timely fashion to increase their reserve shares through the Company’s transfer agent. Management believes that this will be easily resolved as soon as more reserve shares are available. The Company currently owe’s approximately $40,000 in principal to Auctus.

On August 26, 2019, the Company reached preliminary settlement with Auctus Fund, LLC to their lawsuit served on July 25, 2019 (“Auctus”). While Auctus had alleged a default under their convertible promissory note with an original amount due of approximately $40,000 and claiming to now be owned $ 482,509 including principal, Interest, damages, defaults and other costs a settlement was reached whereby the Company has agreed to pay only $120,375. Management believes that it will continue to work directly with Auctus management to either pay the amount agreed or now that the reverse split has taken effect provide Auctus with sufficient stock to leach out stock sales to repay this obligation. However it should be noted that management has created a reserve for the full amount of the lawsuit of $482,509.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description of Exhibit

31.1	8K- Amendment to Articles of Incorporation filed October 18, 2019.

31.2	8K- Share Exchange Agreement between 12 ReTech and Bluwire Group, LLC filed on October, 16 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: November 19, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: November 19, 2019	By:	/s/ Angelo Ponzetta
Angelo Ponzetta

	Its:	Chairman, Director, President,
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde

	Its:	Director
Secretary
Treasurer
Chief Operating Officer
(Principal Accounting Officer)
(Principal Financial Officer)

