Form 10-K
period 2019-12-31
12 Retech Corp
filed 2020-06-18
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 E. Grant St, Suite 150 Phoenix, AZ	85004
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock ($0.00001 par value) outstanding as of June 18, 2020 was 599,003,958.

DOCUMENTS INCORPORATED BY REFERENCE: None.

12 RETECH CORPORATION

FOR THE YEAR ENDED

DECEMBER 31, 2019

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

-	our current lack of working capital;

-	inability to raise additional financing;

-	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

-	deterioration in general or regional economic conditions;

-	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

-	inability to efficiently manage our operations;

-	inability to achieve future sales levels or other operating results; and

-	the unavailability of funds for capital expenditures.

-	Underestimating the long-term effects of the COVID-19 pandemic to our business.

-	The failure of shoppers to return to old shopping habits and buying patterns due to the disruption from COVID-19.

-	The failure of the economy to recover such that unemployment declines significantly enough.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. BUSINESS

12 ReTech Corporation is a holding company with subsidiaries that develop, sell, and install software that we believe will REINVENT RETAIL for shoppers and retailers. As a holding company we also acquire synergistic operating companies that manufacture and sell fashion and other products to other retailers as well as selling these products online. In October 2019, we acquired twelve retail stores in airport terminals and casinos solidifying us as a true Omni-Channel retailer. Owning our own brick and mortar stores will allow us to deploy our cutting-edge software in the United States, to demonstrate its effectiveness at attracting shoppers and inducing them to purchase. In our own stores, we plan to test in real time, new software products which should delight consumers and generate incremental revenues and profits for our stores. If we can show incremental revenues and profits for ourselves, we believe that other retailers may follow our example and deploy our software solutions themselves.

During the 4th quarter 2019 and continuing in the first quarter 2020 (as subsequent events), amid the effects of the pandemic created by COVID-19, the Company chose to consolidate its operations around two operating entities; 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”) and 12 Retail Corporation, formed on September 17th, 2017 (“12 Retail”).

12 Retail is itself divided into two operating units; Bluwire Group, LLC (“Bluwire”) that operates our retail stores in airports and casinos, and 12 Fashion Group, a division of 12 Retail, that operates our fashion wholesale and direct to consumer brands including Rune NYC, Social Sunday, Red Wire Design and Emotion Fashion Group. 12 Retail will serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for retailers as well as providing access to other retailers through our wholesale fashion business relationships.

Today, 12 Tech provides technology solutions both online and inside retail brick and mortar that helps retailers acquire customers, reduce overhead expenses, streamline operations, gain incremental revenues and profits. Existing 12 Tech solutions are deployed mainly in Asia. We are planning to deploy our solutions in the United States retail markets, which serve the world’s largest consumer economy. While we continue to operate in Asia, we have consolidated our international units, which were focused on our technology deployment (“12 Japan” and “12 Europe”), and consolidated our software development company 12 Hong Kong, Ltd (“12 HK”), under 12 Tech to further streamline our own operations.

As the retail environment continues to evolve, we as both retailers and technologists, will evolve with it. We believe our developed software both current and in development, will delight consumers, provide contactless experiential shopping, and assist retailers with the recapture of their revenues as they combat the dual threats of Amazon and Walmart. Our software, once fully deployed and implemented, may provide retailers with another effective online and mobile sales channel besides their current options of Google, Amazon, and/or Facebook/Instagram.

As an innovative retail technology company that has been built through acquisitions and ideas, we will continue to search for additional synergistic acquisitions that bring incremental revenues and profitability and/or provide innovative software solutions.

The Opportunity:

Brick and mortar retailers continue to struggle against online competition and the largest big box retailers. This struggle was not made any easier with the advent of the COVID-19 pandemic in 2020. We believe the enforced lock-down and social distancing restrictions will change consumer behaviors, maybe permanently, in ways that no one could have predicted in 2019.

Throughout history, great change also provides great opportunity. 12 ReTech believes that our software solutions for business will provide effective tools that businesses can and will use to entice consumers back to their businesses to purchase products and services in new ways. As restrictions become more and more a part of the new normal, consumers will be anxious to get out of their homes to enjoy life again. We believe that each business must provide information and resources to allow consumers to feel safe shopping in stores, dining in restaurants and traveling.

Management believes that consumers will want assurances that the business has taken steps to ensure their safety and protect them from COVID-19, the flu and the next virus that may come along, but they will want to be engaged and find their shopping, dining and travel to also be experiential, entertaining, fun and safe.

Businesses will need to be able to contact and engage with consumers from a distance whether at their homes, offices (to a lesser extent), online and through mobile apps as well as in their physical stores. We believe that our technology solutions allow consumers to get product or service information, share their choices with their social network and purchase or reserve products and services in physical locations and online which consumers can choose to be contactless.

World-wide retailing represents approximately $28 trillion in revenues, while in 2018 in the U.S. alone, all forms of retailing represented $5.35 trillion in annual revenues (according to Statista March 2019). While management believes that the Company’s software and technologies can benefit almost all retailers, the Company will initially focus on the Electronics, Apparel and Cosmetics sectors where they believe we can have the biggest impact and which market generated over $346 billion in 2018 revenues in just the U.S. (Statista March 2019).

Management believes that the fallout from COVID-19 will provide a tremendous opportunity for those developers, like our Company that quickly adapt their software and create new applications to provide solutions that consumers and business need. While businesses were reluctant to change before this pandemic, they are all now forced to look for new solutions which we intend to provide. Many of our applications with, some additional development, as well as new software solutions will quickly solve these problems. For example:

We were contactless before it was cool!™ In 2018, we launched our 12 Sconti App in Europe which, among other things, allowed the consumers to receive offers from participating nearby retailers that the consumer could purchase right from their smart phone, walk into the retailer and pick up their goods just by showing their QR code.

This App is being adapted and enhanced for the US market so that it will work seamlessly with all our other software technologies including the 12 Mirror™, 12 Ad Screen™ and much more. The App will of course feature all of our own brands and stores so that other businesses can experience our touchless magic! The consumer will be able to shop for, pick up, make reservations, order for delivery, and book a variety of goods and services.

The Company continues to improve and enhance our proprietary USXS technology as well develop new products to benefit our clients in a post COVID-19 world.

Our Acquisition Strategy:

The Company targets for acquisition those synergistic companies that provide immediate revenue, and the potential for growth in revenue and earnings and/or may provide entries to license or sell our software and technology to other businesses and consumer brands, and/or will provide support services to our existing operations. Therefore, we target acquisitions that can benefit from our technology platform and expertise to grow their operations, brands that can give us entry into other businesses, and support companies for our brands and technologies.

We now target for acquisition those companies with at least $3 million in annual sales, that have existing management teams which complement our own. We will also acquire smaller companies that when added to our own allows us to leverage our existing operations without significantly increasing our costs. Other candidates would be companies with existing software for our technology subsidiary or companies where we can demonstrate the effectiveness of our technology. We are, of course, always looking to acquire larger companies or brands. We in fact have been and are still in talks with larger entities, but these are our minimum requirements.

Our Technology Rollout Strategy:

Our subsidiary 12 Tech has, through 12 Japan and 12 Hong Kong, already deployed and tested our existing USXS software applications at ITOYA LTD in Japan. Using the knowledge that we gained from that real-world experience and adapting it to the post COVID-19 reality, we will begin to rollout our solution in the United States of America.

During 2020, when allowed to re-open, we plan to deploy our technology in our Bluwire retail stores. By demonstrating the lift that our technology achieves, we will then use our relationships that have been developed from our fashion brands to approach other businesses with this information to license the software to them.

In the third or fourth quarter of 2020, we plan to announce and launch our new consumer-based mobile App that any consumer-based business can subscribe to in order to reach and interact with consumers easily in fun and innovative ways, and especially contactless.

Throughout the year, we plan to introduce or re-introduce certain elements of our software to U.S. merchants that management believes will provide tools for physical and online merchants to combat the threats posed by Amazon, Walmart, Google, Facebook, and others.

For more information about our individual software technology offerings visit our website for the most up-to date information at www.12retech.com

Our intellectual property:

The Company’s intellectual property consists of the logos, trademarks, Universal Resource Locator(s) (URLs), software applications, signage, proprietary processes and procedures, hundreds of fashion patterns of the parent as well as its subsidiaries.

In addition, the Company’s Bluwire Group subsidiary licenses its name, trademark, and proprietary store processes to two external licensees who each operate two stores in airport terminals (Minneapolis-St. Paul and John F. Kennedy airports).

As of the date of this report, the Company owns many Universal Resource Locator(s) (URLs) including but not limited to:

-www.12retech.com

-www.12japan.jp

-www.12hongkong.com

-www.12europe.com

-www.12retail.com

-www.12sconti.com

-www.12fgrp.com

-www.lexiludancewear.com

-www.lexiluudancewear.com

-www.emotionfashiongroup.com

-www.emotionfashions.com

-www.redwire.design

-www.runenyc.com

-www.bluwireonline.com

-www.bluwire.shop

-www.socialsunday.com

Future Intellectual Property Strategy

The Company intends to continue its development of its technologies and will continue to apply for patents for future product developments. The Company’s strategy is to protect the technologies with patents in Europe, the United States, and Japan. Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

History & Significant Events:

- The Company was formed in Nevada on September 8, 2014 as Devago Inc. as a start-up Company engaged in the creation of mobile software applications or “App(s)”.

- On March 30, 2017, the Company received an S-1 Notice of Effectiveness from the United States Securities and Exchange Commission (the “SEC”).

- On June 7, 2017, we entered into the Share Exchange Agreement with 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation, and the Shareholders of 12HK (the “12HK Shareholders”).

- On June 8, 2017, the Company filed with the State of Nevada Amended and Restated Articles of Incorporation, reflecting: (1) a change the Company’s name from Devago, Inc. to 12 ReTech Corporation; and, (2) an increase in the Company’s authorized shares of Common Stock from 100,000,000 to 500,000,000, and decrease its authorized shares of undesignated Preferred Stock from 100,000,000 to 50,000,000.

- On June 21, 2017, the Financial Industry Regulatory Authority (“FINRA”) approved a six-for-one (6:1) forward split of the Company’s common stock. The Company also facilitated the cancellation of 19,800,000 pre-split shares of its restricted common stock and such stock was returned to the Company’s treasury.

- On June 27, 2017, the Company completed the acquisition of 12 Hong Kong, Ltd, which became a wholly owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired Four Million (4,000,000) shares of 12HK representing 100% of the issued and outstanding equity of 12HK from the 12HK Shareholders (the “12HK Shares”) in exchange for an aggregate of 55,000,000 shares of Company stock, consisting of: (i) 50,000,000 shares of common stock; and, (ii) 5,000,000 shares of Series A Preferred Stock.

- On June 27, 2017, as a result of closing the acquisition of 12HK, the Company was no longer a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

- On July 31, 2017, the Company acquired all the outstanding equity of 12 Japan, Ltd., which became a wholly owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired One Hundred One Thousand (101,000) shares of 12JP, representing 100% of the issued and outstanding equity of 12JP, from the 12JP shareholders in exchange for; i) Five Million (5,000,000) shares of its Common Stock; and, (ii) Five Hundred Thousand (500,000) shares of its Series A Preferred Stock. As required in the Share Exchange Agreement and concurrently with closing, the Company canceled five million (5,000,000) of its common stock and five hundred thousand (500,000) of the Company’s Series A preferred stock beneficially owned by the Company’s majority stockholder, which were returned to the Company’s treasury.

- On September 13, 2017, the Company changed its fiscal year from November 30 to December 31.

- On September 17, 2017, the Company formed 12 Retail Corporation an Arizona corporation, to be a holding company for its operating companies in retail and fashion.

- On September 27, 2017, the Company appointed Daniele Monteverde as the Chief Financial Officer (“CFO”) and director.

- On October 26, 2017, pursuant to a Share Exchange Agreement, the Company exchanged Three Million Eight Hundred Seven Thousand Nine Hundred Seventy-Six (3,807,976) of its common shares for One Thousand (1,000) of common shares of 12 Europe A.G., representing 100% of the issued and outstanding equity of 12EU, and 12EU became a wholly-owned subsidiary of the Company.

- On January 29, 2018, the Company amended its Articles of Incorporation giving its Board of Directors the power to issue up to 50,000,000 shares of Preferred Stock, and to fix the rights, preferences, and privileges of each class of preferred stock so created. No shareholder approval is required in connection with the creation of classes of preferred stock under this authority and the setting of the rights, preferences, and privileges of such shares.

- On January 29, 2018, the Company designated three additional classes of Preferred Shares having the rights, preferences and privileges of each class of preferred stock as indicated; (i) The Series B Preferred Stock, which will consist of 1,000,000 shares of Series B Preferred Stock, par value $0.00001 per share with each shares having a value of $1.00 when issued and convertible into common stock at a discount to be agreed between the Company and the indicated shareholder, (ii) Series C Preferred Stock, which will consist of two shares of Series C Preferred Stock, par value $0.00001 per share and each share shall each cast 1 billion votes for any matters requiring a vote of shareholders, and shall not be convertible into common stock, and (iii) Series D Preferred Stock, par value $0.00001 and shall be deemed Blank Check Preferred allowing the Board of Directors at some future date to determine the rights, privileges and preferences as they may deem appropriate.

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

- On March 14, 2018, upon the written consent of the majority of shareholder votes eligible to vote as of March 14, 2018, the Company increased its common authorized shares from 500 Million (500,000,000) shares to One Billion (1,000,000,000) shares of common stock.

- On March 16, 2018, the Company filed Form 8A-12G announcing that the common stock of the Company as described on Form S-1/A, filed on February 10th, 2015 and effective March 30, 2015 incorporated herein by reference are registered. Through this filing, the Company became a Mandatory Filer with the SEC.

- On March 20, 2018, Geneva agreed to purchase an additional 68,000 Series B Preferred shares for $68,000 under the same terms as their initial purchase on January 31, 2018.

- In June, 2018, Dominic D’Alleva joined the advisory board. In conjunction with his advisory board position, 12 ReTech issued 3,125,000 shares to him in July 19, 2018.

- On July 2, 2018, the Company entered in an Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”), and as a part of that Agreement the Company was obligated to create a subset Series D-1 Preferred Stock from the authorized Series D Preferred Stock having special rights and privileges. The total number of shares of Series D-1 Preferred Stock issued was 311,250 shares, with a par value of $0.00001 per share and a stated value of $2.00 per share (the “Stated Value”). The Series D-1 Preferred Stock as a whole, of which Series D-1 is a subset, has such powers, preferences, rights and restrictions which shall be determined by the Company’s Board of Directors in its sole discretion, and which designations and issuances shall not require the approval of the shareholders of the Company

- On July 2, 2018, the Company reserved 100,000,000 shares of our common stock for Oasis Capital under the Equity Purchase Agreement. In connection with the Equity Purchase Agreement, Oasis Capital was issued 311,250 shares of the Company’s Series D-1 Preferred Stock which is convertible, at the option of Oasis Capital, into shares of our common stock, subject to a beneficial ownership limitation of 4.99% of the then outstanding shares of common stock. Other than these Commitment Shares, the amount and percentage of shares of our common stock that will be beneficially owned by the selling stockholder after completion of the offering assume that they will sell all shares of our common stock being offered pursuant to this prospectus.

- On July 5, 2018, the Company filed a certificate of designation to create a subset of the Series D Preferred Stock, designated Series D-1.

-On July 13, 2018, the Company increased its authorized Series D Preferred Stock from one million to ten million (10,000,000) authorized shares of stock from the 50 million total authorized preferred shares. These shares are designated as “Blank Check Preferred”, allowing the Board of Directors to set the rights, privileges, and voting as determined by the Board of Directors as well as dividing this Series into other series as the need may arise.

- On July 19, 2018, 1,500,000 shares of Series A Preferred Stock were issued as compensation for services.

- On August 6, 2018, the Board of Directors of 12 ReTech Corporation authorized the issuance of one (1) share of our Series C Preferred Shares to the founder, Angelo Ponzetta, effective August 14, 2018. The Series C Preferred Shares have no equity value, no preference in liquidation, and are not convertible into common shares, but authorizes the holder to vote one billion (1,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws at a face value of $1.00 per share. The Board believes that this was necessary so that the Company maintains a consistent vision going forward that can only be achieved if the Founder’s vision is maintained. This vision is the same vision that all current shareholders bought into as evidenced by their investment into the Company. To ensure that the founder’s vision is maintained, it is necessary that no outsider person or group can gain voting control from the founder as the Company.

-On January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-5 Convertible Preferred Stock with par value $0.00001 and stated value of $4.00 per share.

-On January 9, 2019, the Company filed a Certificate of Designation to create One Million (1,000,000) Series D-6 Convertible Preferred Stock with par value $0.00001 and stated value of $5.00 per share.

-On January 11, 2019, the Company filed an amendment to Series C Preferred shares where each issued and outstanding shares of Series C Preferred Stock shall be entitled to Eight Billion (8,000,000,000) votes at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration (by vote or written consent). Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

-On January 14, 2019, the Company acquired Red Wire Group, LLC a Utah limited liability Company (“Red Wire”) pursuant to an Exchange of Equity Agreement (the “Exchange Agreement”) with the members of Red Wire (the “Members) in exchange for (i) 75% of the membership interests of Red Wire in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and (ii) the remaining 25% of the membership interests of Red Wire in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock.

-On February 19, 2019, the Company acquired 92.5% of the membership interest Rune NYC, LLC, a New York limited liability Company (“Rune”) in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock pursuant to an Exchange of Equity Agreement.

- On March 8, 2019, the Company increased its authorized shares of common stock from 1 billion (1,000,000,000) shares to 8 billion (8,000,000,000) shares pursuant to the effectiveness of its filed Form 14C.

- On March 14, 2019, the Company entered into a PIPE Equity Purchase Agreement whereby an institutional investor agreed to purchase up to $500,000 worth of the Company’s D-2 Preferred Shares with a $2.00 face value and purchase at a discount to face value. In the first tranche, the Company sold 103,500 D-2 Preferred Shares and received net proceeds after expenses of $100,000. The D-2 Preferred Shares are convertible to common shares after a 6 month or longer holding period at market price. (See Form 8-K filed on March 20, 2019). Concurrent with the execution of the PIPE Equity Purchase Agreement, the Company executed an Exchange Agreement with the same institution investor allowing that investor to exchange all its Series D-1 Preferred Shares for newly issued Series D-2 Preferred Shares. (See Form 8-K filed on March 20, 2019). The Company then filed with the State of Nevada a new Certificate of Designation authorizing 2.5 million Series D-2 Preferred Shares from their blank check Preferred Shares. (See Form 8-K filed on March 20, 2019).

- On June 27, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $19,400. This agreement provides for payment over 7 months and carried a fee of $7,600. This obligation is not convertible under any terms into Company stock.

- On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed of approximately $35K by the Company.

- On September 24, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $14,550. This agreement provides for payment over 3.5 months and carried a fee of $4,800. This obligation is not convertible under any terms into Company stock.

- On September 24, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $17,666.60. This agreement provides for payment over 9 months and carried a fee of $12,900 and retired a prior obligation of $15,353.40. This obligation is not convertible under any terms into Company stock.

- On September 29, 2018, the Company issued a total of (54,840) shares of our Series D-3 Preferred Shares to a related party at a price of $5 par value in exchange for various considerations as discussed in the Notes section of this filing.

- Beginning in the third quarter 2019 continuing in 2020, the Company began to consolidate and streamline its operations. The first step, on September 30, 2019, the Company foreclosed on its liens on Emotion Apparel Inc., taking possession of assets and brands and returning Emotion Apparel, Inc. equity to the Seller. This action resulted in the Company recognized other income of $511,489 which is discussed in further detail in the Notes of this filing.

- On October 1, 2019, the Company acquired 51% of Bluwire Group, LLC a Florida limited liability company, a retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. The Company issued 500,000 of its Series A Preferred Shares to the sellers, who retained 30% of Bluwire. Nineteen percent (19%) is reserved for 12 months for potential equity investors into Bluwire. Any of the equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. The Sellers will continue with Bluwire under consulting agreements.

-On October 3, 2019, the Company received $5,000 from Adar Alef from a $6,850 back end convertible promissory note agreement including fees and legal expenses of $1,850.

- On October 3, 2019 one of the Sellers of Bluwire provided $300,000 to the Company’s Bluwire subsidiary as a capital contribution, the details of which and/or its final repayments terms are not yet determined between the parties.

- On October 8, 2019, the Company received $5,000 from LG Capital Funding, LLC (“LG”) from a $6,850 convertible promissory note agreement including fees and legal expenses of $1,850.

- On October 11, 2019, the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock.

- On October 18, 2019, the Company successfully completed its reverse stock split and reduced its common stock outstanding by a ratio of one hundred for one. While the board of directors and a majority of the voting interests of the Company had also approved an increase in the authorized common shares in an amount up to 20 billion common shares within 12 months of July 18, 2019, at this time management has elected to keep the authorized stock at 8 billion common shares.

- As part of the Company’s efforts to streamline operations during the fourth quarter, the Company has cut all fixed costs and of 12 Japan, Ltd and will service its Japanese customer(s) through 12 Hong Kong, Ltd. The Company believes that it will now generate a profit from the licensing and maintenance revenues generated from 12 Japan.

- As part of the Company’s efforts to streamline operations during the fourth quarter, on November 1, 2019 the Company closed two of its Bluwire Kiosks in the Denver International Airport based on a mutual decision with the concessionaire at the airport who would not reduce the retail rent to an amount that would make those locations profitable and they decided instead to rent those locations to another vendor

- On November 4, 2019, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Libertas Funding and received $145,500. This agreement provides for payment over 6 months and carried a fee of $4,500. This obligation is not convertible under any terms into Company stock.

- On November 20, 2019, the Company acquired 100% of equity of Social Decay, LLC dba Social Sunday (“Social Sunday”), a New York limited liability company for 30,000 of the Company’s Series D-6 Preferred Shares. An additional 12,000 Series D-6 Preferred Shares were issued to the Seller (but held in escrow for performance-based award) on same day.

- On of November 27, 2019, the Company issued 68,000 Series B Preferred Stock in exchange for $60,000.

- Beginning December 15, 2019 and continuing in 2020, Libertas has granted Bluwire a number of payment moratoriums. The most recent coincided with the subsequent event listed below related to COVID-19. These deferrals will result in these obligations being satisfied over a longer indeterminate repayment schedule.

- On December 18, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $24,279.49. This agreement provides for payment over 8.5 months and carried a fee of $24,759.91 and retired prior obligation of $29,020.60. This obligation is not convertible under any terms into Company stock.

- On December 19, 2019, the company issued 53,000 Series B Preferred Stock in exchange for $50,000.

- On December 23, 2019, the Company’s Red Wire Group subsidiary entered into a future receivable purchase agreement with Vox Funding and received $24,200. This agreement provides for payment over 5.5 months and carried a fee of $12,050. This obligation is not convertible under any terms into Company stock.

- As a subsequent event, on January 4, 2020, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $14,500. This agreement provides for payment over 70 business days and carried a fee of $4,850. This obligation is not convertible under any terms into Company stock.

- As a subsequent event, on January 16, 2020, Geneva agreed to purchase an additional 53,000 Series B Preferred shares for $53,000 under the same terms as their prior purchases.

- As a subsequent event on January 24, 2020, the Company’s Social Sunday subsidiary entered into a first future receivable purchase agreement with Vox Funding and received $14,500. This agreement provides for payment over 3.5 months and carried a fee of $4,850. This obligation is not convertible under any terms into Company stock.

- As a subsequent event on March 3, 2020, the Company’s Social Sunday subsidiary entered into a second future receivable purchase agreement with Vox Funding and received $5,605. This agreement provides for payment over 2 months and carried a fee of $1,895. This obligation is not convertible under any terms into Company stock.

- As a subsequent event, on March 5, 2020, the Company’s Bluwire subsidiary entered into a third future receivable purchase agreement with Reliant Funding and received $83,000. This agreement provides for payment over 6 months and caries a fee of $3,000. This obligation is not convertible under any terms into Company stock.

- In March 2020, as a subsequent event and as part of the Company’s streamlining operations and partially because of COVID-19, the Company filed a Chapter 11 Reorganization of Red Wire Group, LLC. The Company’s 12 Fashion Group, a division 12 Retail, continues to service Red Wire Group customers under the trade name Red Wire Design.

- As a subsequent event, on March 16, 2020, the President of the United States of America issued a stay-at-home instructions and business closure directive in response to COVID-19 pandemic. Management took steps to promptly close all its Bluwire stores and Fashion Group operations, laying off the vast majority of its employees. The Company’s landlords and Libertas, Vox and Reliant have all agreed to collections deferment of an indeterminant duration. The Fashion Group continues limited operations in creating and producing PPE materials.

- As a subsequent event, on March 18, 2020, the Company received $30,000 from Adar Alef, LLC (“Adar”) from a $33,600 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

- As a subsequent event, on March 25, 2020, the Company received $30,000 from LG Capital, LLC (“LG”) from a $33,600 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

- As a subsequent event, the Federal Government of the United States of America on March 27, 2020, passed the Cares Act allowing companies to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2020, the Company’s subsidiaries quality and received an aggregate of $294,806.78 in PPP loans.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk and should not be made by anyone who cannot afford to lose their entire investment. You should consider carefully the risks set forth in this section, together with the other information contained in this report, before making a decision to invest in our common stock. Our business, operating results, and financial condition could be seriously harmed, and you could lose your entire investment if any of the following risks were to occur. This document is not intended to be an offer of any securities nor a solicitation of any offer to buy or sell.

Risks Related to Our Business

Until the acquisition of our brands, we are a Company with limited operating history, little revenue and still have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

The Company commenced limited operations in June of 2017, with the acquisition of 12 Hong Kong, Ltd. The Company then acquired 12 Japan, Ltd in August 2017, followed by 12 Europe A.G. in October 2017. 12 Japan, Ltd brought a small portion of revenue, insufficient to fund operations, while 12 Europe A.G. brought no revenue and was subsequently closed on August 20, 2019. Throughout 2019, we made four acquisitions including Red Wire Group, Rune, Bluwire, and Social Sunday, which together brought significant revenue but not enough profit to offset the costs of being public and developing and launching our core technology initiative. Therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy while promising may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition, and results of operations. Through December 31, 2019, the Company’s business has not shown a profit in operations and has generated little revenues. There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s December 31, 2019 consolidated financial statements, we had little revenues, have minimal business operations, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding or continue to make brand acquisitions. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We may experience service failures or interruptions due to defects in the software, infrastructure or processes that comprise our Apps and other software, any of which could adversely affect our business.

Our software may contain undetected defects in the software, infrastructure, or processes. If these defects lead to failures in our Apps, we could experience delays or lost revenues during the period required to correct the cause of the defects. Furthermore, we cannot be certain that defects will not be found in new software or upgraded existing software or that service disruptions will not occur in the future, resulting in loss of, or delay in, market acceptance, which could have an adverse effect on our business, results of operations and financial condition.

If we do not successfully maintain the 12 ReTech brand in our existing markets or successfully market the 12 ReTech brand in new markets, our revenues and earnings could be materially and adversely affected.

We believe that developing, maintaining, and enhancing the 12 ReTech brand in a cost-effective manner is critical in expanding our customer base. Promotion of our brand will depend largely on continuing our sales and marketing efforts and providing high-quality products and App software to our customers. We cannot be assured that these efforts will be successful in marketing the 12 ReTech brand. If we are unable to successfully promote our brand, or if we incur substantial expenses in attempting to do so, our revenues and earnings could be materially and adversely affected.

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

We may see increased competition in our markets. On the technology side of our business, many players are entering the marketplace including Hitachi, IBM, and others. While we believe that our solutions are better due to our experience as retailers, our competitors are entrenched and very well-funded. The competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced fees, reduced margins and loss of market share, any of which could harm our business. We cannot guarantee that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources, and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect our business, results of operations, and financial condition.

We may be unable to patent future improvements and/or update our technology.

We use technology advancements of our own and from suppliers to provide more advanced services with more efficient economics for our customers. Technology advancement is very fast paced in today’s digital world and can lead to changing standards and new modes of providing services. The advancement of other technology not available to us or within our financial ability to adopt that may make our products or future products unsaleable. Keeping pace with the introduction of new standards, customer requirements, or the advancement of other technology may make our products uncompetitive or obsolete. The failure to keep pace with these changes and to continue to enhance and improve our products and features could harm our ability to attract and retain customers for our technology.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to the risk of limited controls and procedures. For the aforementioned reason, there is a limit on the quantity of internal controls during our financial reporting process.

The Company’s CFO is currently the CEO of another Company

The Company CFO is also the CEO of another business and therefore may have limited time to work on the business and may experience time conflicts.

Our directors may lack of an independent director on our Board of Directors

Our CEO and CFO are also on our Board of Directors and as a result the Board of Directors may lack some independence

The stock ownership of our chief executive officer and the ability to control the Company

The Company’s Chief Executive Officer is also one of the most significant shareholders of the Company and as a result exercises significant control over the Company.

There are a large number of shares of common stock underlying the outstanding preferred stock and convertible notes

The Company has outstanding preferred stock and convertible notes which are potentially convertible into common stock. Should all these convertible instruments convert into common stock, the number of common shares issued would lead to substantial dilution of the current common shareholders.

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

The effects of this worldwide pandemic on our business have not been determined at this time. Subsequent to December 31, 2019, the world was affected by a pandemic virus called COVID-19, and all our businesses were affected by closures and/or reductions in volume. Businesses around the world were closed, as well as airports and casinos, and consumers were told to shelter at home. The long-term effect of this on the psyche of consumers and the worldwide economy are unknown. Their short- and long-term effects on our business is undetermined at the time of this report.

Risks to our businesses related to COVID-19

The ongoing systemic challenges of the retail and restaurant industries due to changes in consumer habits, online and with mobile Apps, have been further exacerbated and accelerated due to 2020’s COVID-19 pandemic. The business closures mandated by government agencies around the world, coupled by governmental stay at home orders and consumer fears of infection, may forever significantly change consumer behavior in unforeseen ways. While these challenges provide significant opportunity to market and sell our new technologies as well as our fashion products, at this stage it may be difficult to predict the trend of overall consumer behavior.

Due to COVID-19, the solvency of our potential customers for our technology and products may be in doubt and their ability to make payments to us may be at risk. For example, see recent post COVID-19 bankruptcies such as J. C. Penney Company, Inc, J.Crew, Pier 1 Imports, Modell’s Sporting Goods, Food First Global Restaurants, Neiman Marcus, and Garden Fresh Restaurants, to name a few.

Also due to COVID-19, there may be an extreme reduction in travel, thereby significantly affecting the number of customers in our Company owned stores, thereby further potentially reducing revenue for those stores. This reduction in traffic through retail stores and restaurants in airports and casinos may also further reduce our ability to gain additional subscribers for our technologies.

Another potential impact of COVID-19 on our operations, may be that our vendors are operating at reduced capacity or have closed, which could impact our flow of inventory or raw materials for an indeterminate amount of time until such time as those vendors can be replaced or resume operations at full capacity.

We may face challenges rehiring some or all of the workforce that was laid off due to COVID-19 and may have to recruit and hire replacement employees in the future for our businesses. As a result, management expects to face additional costs to get back our operations at full capacity.

For more information about our response to COVID-19, see our specific COVID-19 disclosures.

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

An increase in laws and regulations could contribute to a decline in the growth of the industry and could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws is uncertain with regards to many issues. Our business, financial condition, and results of operations could be seriously impaired by any new legislation or regulation. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations and to other services which may materially and adversely affect our business, results of operations and financial condition.

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

Risks Related To the Retail Industry

The retail industry has been reeling ever since 2008 related to less shoppers and more purchases being done online. This has led to such venerable names as Sears Roebuck and Co, and J.C. Penney and many others filing bankruptcy, and some disappearing forever, such as BCBGMAXAZRIA, which no longer has any brick and mortar retail locations. With COVID-19, we believe this trend will accelerate. Our Management believes that only those retailers that are able to find new ways to attract consumers to the stores and learn how to sell through new channels, such as mobile apps and online, will survive.

Our business is dependent on the ability of our fashion brands to sell to brick and mortar retailers, as well as to sell products to online retailers and to successfully market our products on mobile apps and online. The seismic transition occurring in the retail industry may impair our ability to be successful in these efforts.

Our technology division intends to sell and license our technology solutions to brick and mortar retailers and restaurants whose financial health and ability to raise capital will determine if they will even be able to afford our solutions. We face collection risks and client retention risks in selling to retailers and restaurants who may not remain in business.

Extending credit in this environment where our technology or fashion group will be difficult, and we may suffer losses because of it. These risks may impede our ability to prosper.

Risks of Acquiring Operations.

We face risks of successfully integrating acquired businesses into our operations.

An acquired business may require additional capital infusions to survive. Capital raising is difficult in any environment especially in a post COVID-19 world. Failing to successfully raise a sufficient amount of capital is a risk to the continuation of the acquired businesses operations.

We will need to integrate the acquired businesses back office accounting into our own systems in order to successfully continue to execute our SEC mandated reporting duties. Failing to do so is a risk to our ongoing SEC fully reporting status.

We will need to integrate the acquired businesses personnel into our own teams whether they be operational or back office. Failing to do so is a risk to the ongoing operations of an acquired operation. Sellers or existing management that may be retained after the acquisitions may not perform well in the new environment. This may impede our ability to rapidly grow or even maintain of the acquisitions. In consolidating our acquisitions, we may find difficulties merging different teams that have different cultures, and therefore we may not fully realize the benefits anticipates.

We may experience unforeseen challenges in realizing the cost-saving synergies and business expansion benefits of any or all acquisitions.

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

We do not expect to pay dividends on our common shares in the foreseeable future.

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

The public market for our common stock is very limited. As with the market for many other small companies, any market price for our shares is likely to continue to be very volatile. Our common stock has very limited volume and as a “penny stock,” many brokers will not trade in our stock limiting our stock’s liquidity. As such it may be difficult to sell shares of our common stock.

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

There are a large number of shares of common stock underlying our outstanding preferred stock and convertible notes.

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

ITEM 2. PROPERTIES

As of the date of the filing of this report, the Company leases numerous stores, facilities, and offices for itself and its subsidiaries, which in total is 7,206 square feet for a Base monthly rent of $79,882, as detailed below:

-12 ReTech Corporate - Leases under 200 square feet of office space at 420 Lexington Avenue Suite 300 New York City, N.Y. 10170 USA for a monthly fee of $2,095. The Lease provides conference room space on an hourly fee basis and is month to month. In addition, 12 ReTech has access to office and conference room space on an at needed basis at 515 E. Grant Street #150 Phoenix, Arizona 85004.

-12HK- Rented a virtual office space on a yearly lease which ended October 9, 2018. The annual cost was $795 and was located at Unit 1104, 11/F Crawford House 70 Queens Road Central, Hong Kong.

-12 Retail Corporation- has access to office space and conference facilities at 515 E. Grant Street, Suite 150 Phoenix, Arizona 85004 that it shares with its parent 12 ReTech Corporation for a use fee as needed. 12 Retail Corporation also operates a variety of facilities through its two divisions of approximately 7,006 square feet for a base monthly rental costs of $76,992, which is detailed below:

●	12 Fashion Group, an unincorporated division of 12 Retail leased approximately 850 square Feet for a Base monthly rental costs of $3,100, which is detailed below:

○	- Rune NYC, LLC leases 550 square feet for $1,950 per month at 252 West 38th Street, NY, NY 10018. Rune still sublets 50% of the space to another fashion brand for $750 per month lowering its monthly rental cost to $1,200. The lease expired February 28, 2020, and the company has been month to month thereafter.

○	- Red Wire Design 12 Fashion Group rents 300 square feet of office space from Argo House in Ogden Utah for $1,150 per month on a month by month basis which began December 1, 2019.

●	-Bluwire Group, LLC leased approximately 6,156 square Feet for a Base monthly rental costs of $73,892, which is detailed below:

○	Bluwire Denver- Had three Kiosk locations, 2002K which is 120 Square feet, 2014B 34 Square feet, 4008B 34 square feet. Base monthly rent was $20,960. Two of the kiosks were closed permanently on November 1, 2019. The remaining kiosk was closed permanently effective February 1, 2020.

○	Bluwire Dulles A and B –Space A is number 32 which is 877 Square feet and Space B number 59A which is 593 square feet. Base monthly rent is $20,333. Lease is scheduled to expire November 2020.

○	Bluwire JFK –Space 23S.C. which is 320 Square feet. We have a 6-year lease that expires April 30, 2020. Base monthly rent was $10,600 per month. This lease will not be renewed.

○	-Bluwire Newark –Space 20 which is 515 square feet. Base monthly rent was $15,083 plus 15% of gross sales exceeding $100,000 in any given month. Lease agreement is month to month agreement

○	-Bluwire Mohegan Sun -3,663 square foot lease with Mohegan Tribal Gaming. Base monthly rent is $6,916, plus a percentage rent equal to 8% of the gross sales that exceed $86,450 per month. Lease expires on April 14, 2021.

During the year ended December 31, 2019, the Company shuttered the following facilities to consolidate revenue and decrease expenses (not counted above):

In December 2019, the Company closed its Red Wire Group facility located at 85 W. Louise Avenue, Salt Lake City Utah eliminating 5,000 square feet and monthly rent of $2,884.

In July 2019 the Company moved out of its Emotion Fashion Group Facilities eliminating the operation and the lease expense for the leased location that was Executed by a former company of a similar name which was used by Emotion Fashion Group in Salt Lake City, Utah USA. This eliminated 6,450 square feet and $4,000 per month in rent expense.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation, claims, investigations, and audits arising from time to time in the ordinary course of our business. However, at this time, we are not aware of any material pending, threatened or unasserted claims, other than as follows:

Claims and Litigation:

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital (“Bellridge”) vs 12 ReTech Corporation. Bellridge claims that the Company is in default of two of its convertible promissory notes, dated September 14, 2018 and October 17, 2018, with a combined remaining principal balance of $117,000 due to Bellridge, for not having sufficient common share reserves to satisfy Bellridge’s conversion requirements. The Company has not reserved any specific amounts in regards to this claim, as management believes that Bellridge’s claims may later be able to be settled for cash or by providing a larger common share reserve. To the best of management’s knowledge, Bellridge has not taken other actions.

●	Garden Concessions LLC (“Garden”) vs Bluwire Group LLC (“Bluwire Group”) and 12 ReTech Corporation. Garden agreed to provide $300,000 in new funding to Bluwire Group under certain terms and conditions. On October 7, 2019, Bluwire Group and the Company agreed to those terms, subject to certain disbursement stipulations provided by the Company. No funds have ever been disbursed by Garden to Bluwire Group nor to the Company. On April 9, 2020, the Company received a demand letter from Garden, which was promptly answered by the Company, as no loan from Garden was ever consummated. To the best of management’s knowledge, Garden has not taken other actions.

●	J&S Properties (“J&S”) vs 12 ReTech Corporation. A cause of action was filed by J&S on February 20, 2020 against the Company in the state of Utah, for a failure to make lease payments on a lease that was never executed by the Company, but rather was executed by Emotion Apparel, Inc., a California corporation, prior to the Company’s acquisition of Emotion Apparel, Inc and subsequent divestiture. At no time did the Company make any payments to J&S, nor agree to guarantee any payments to nor or have any other involvement with J&S. Therefore, it is management’s belief that this cause it meritless, and that the State of Utah lacks jurisdiction, as 12 ReTech does not itself do business in the state of Utah. The Company has retained counsel in this matter, who has communicated to counsel for J&S.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors.

●	Leider Enterprises (“Leider”) vs. Bluwire Sun LLC (“Bluwire Sun”). Leider filed suit in Palm Beach County, Florida, on May 1, 2010 against Bluwire Sun, alleging a failure by Bluwire Sun to make certain payments to Leider in the amount of at least $15,000, for product delivered to various locations not owned by Bluwire Sun. Management does not believe that this matter is accurate nor material but has retained counsel to represent its interests.

●	Samantha Sisca (“Sisca”) was the Seller of the membership interests of Social Decay LLC d/b/a Social Sunday (“Social”) to the Company. The Company may have claims and/or causes of actions against Sisca for misrepresentation, breach of contract, and other claims. On April 15, 2020, Sisca terminated her employment with the Company. Management has not determined the extent of its claims, nor what actions are in the best interests of shareholders.

PART II

Item 5. Market Information

Our common stock was traded under our former name DEVAGO, INC. on the over-the-counter pink market from December 30, 2014 to June 8, 2017 under the symbol “DVGG”. Effective June 8, 2017 the Company changed its name to 12 RETECH CORPORATION and effective on or around June 8, 2017 the quotation symbol was changed to “RETC” where our stock traded on OTC Markets’ over-the-counter pink sheet market. On March 16, 2018, the Company filed Form 8A-12G and became a mandatory filer with the United States Securities and Exchange Commission. The following table sets forth the high and low bid prices for our common stock on the OTC Markets over-the-counter pink market from January 1, 2019 to December 31, 2019. The source of these quotations is www.OTCMarkets.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
December 31, 2019	0.0025	0.0021
September 30, 2019	0.0200	0.0190
June 30, 2019	0.0300	0.0200
March 31, 2019	0.0600	0.500

Holders of Common Stock

As of May 22, 2020, the closing price for the Company’s common stock on OTC Markets was $0.0001 per share. We had 1,330 stockholders of record of the 599,003,958 shares outstanding.

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

ITEM 6. SELECT FINANCIAL DATA

As a “smaller reporting” as defined in Item 10(f)(1) of SEC Regulation S-K, we are not required to provide the information required by this item. The reader is cautioned to carefully read the “Management’s Discussion & Analysis” below, as well as the financial statements included in this report.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Company

12 ReTech Corporation is a holding company with subsidiaries that develop, sell and install software that we believe will REINVENT RETAIL for shoppers and retailers. As a holding company we also acquire synergistic operating companies that manufacture and sell Fashion products to other retailers as well as selling products online. In October 2019 we also acquired 12 retail stores in airport terminals and casinos creating a true Omni-Channel retailer. This will allow us to deploy our cutting-edge software in the United States to demonstrate its effectiveness as well as to test, real time new software products to continue to delight consumers and generate additional revenue and profits for retailers.

During the 4th quarter 2019 and continuing in the first quarter 2020 (as subsequent events) and with the effects of the pandemic created by COVID-19, the Company consolidated operations around two operating entities; 12 Tech, Inc., formed in Arizona in December 26, 2019 (“12 Tech”) and 12 Retail Corporation, formed on June 27th, 2017 (“12 Retail”).

12 Retail is itself divided into two operating units; Bluwire Group, LLC (“Bluwire”) that operates our 12 retail stores in airports and casinos and 12 Fashion Group, an unincorporated division of 12 Retail that operates our fashion wholesale and direct to consumer brands, including Rune NYC, Social Sunday, Red Wire Design, Emotion Fashion Group. 12 Retail will serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for emailers as well as providing access to other retailers through our whole fashion business relationships.

12 Tech, Inc, provides technology solutions to physical retailers currently mainly in Asia and is now positioned in the United States market, the world’s largest. We have consolidated or shuttered our international units focused on our technology deployment (“12 Japan” and “12 Europe”), and consolidated our software company 12 Hong Kong, Ltd (“12 HK”) under 12 Tech to further streamline operations.

As the retail environment continues to evolve, we as retailers and as primarily a technology company will evolve with it. We believe our developed software and those products in development will delight consumers, provide contactless experiential shopping, and bring revenue back to retailers as they combat the dual threat of Amazon and Walmart. Our software, once fully deployed and implemented, may provide retailers with another electronic and effective sales channel other than Google, Amazon, and/or Facebook/Instagram.

As an innovative holding company that has been built through acquisitions and ideas, we will continue to search for other synergistic acquisitions that bring additional revenues, and/or provide innovative software solutions.

Throughout 2019, the Company made a number of acquisitions for its 12 Retail subsidiary. The criteria management used in selecting and completing these acquisitions was; 1) Each acquisition had significant revenue, 2) management identified that the acquisition could at some point assist in the deployment of our retail software technology, 3) the business could benefit from expense consolidation and better management controls and 4) be able to be acquired and managed within the resources available to the Company.

In each case, after acquisition, we looked for ways to streamline operations, and shed expensive facilities, reduce labor and material costs, while maintaining and/or growing the revenue and increasing the margins. This process can appear to be messy to an outsider but is a process that management believes will ultimately yield the biggest rewards for our shareholders over time. In most cases each acquisition was followed by a larger acquisition as the Company built momentum. Consequently, the Company had its largest revenue quarter in the 4th quarter of 2019 when it topped $1 million in quarterly revenues for the first time ($1,003,549 vs $ 19,105 in 2018).

Subsequent to December 31,2019 in the first quarter of 2020 the processes discussed here continued and accelerated until our business was interrupted by nationwide closures due to the COVID-19 pandemic. Management used this period once most operations were closed to more swiftly shutter unprofitable retail stores, close the unprofitable Utah factory, and further streamline operations which management believes may make the Company a much stronger player post COVID-19 pandemic. (See Risk Factors).

During the 4th quarter of 2019 the company completed the last two acquisitions for the year (Bluwire Group, LLC & Social Decay d/b/a Social Sunday) and began to consolidate them into 12 Retail. 12 Retail was itself divided into two operating segments; Retail and Fashion (Bluwire and 12 Fashion Group respectively). Angelo Ponzetta our CEO who had 25 years of retail experience was named as the acting CEO of Bluwire and Emily Santamore with over 10 years of experience in the fashion industry was named President of the unincorporated division of 12 Retail Corporation we call 12 Fashion Group.

Principal subsidiaries

The details of the principal subsidiaries of the Company as of December 31, 2019, are set out as follows (additional consolidation may occur in the future):

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. Separated into two division: 12 Fashion Group, an unincorporated division, and Bluwire Group, LLC.
Emotion Fashion Group, Inc.	Incorporated, in Utah, USA	Incorporated on July 6, 2018 and changed its name on July 26, 2018.	Formed by 12 Retail May 1, 2018	100%	Operated by 12 Fashion Group, an unincorporated division of 12 Retail
Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	Operations are consolidated into 12 Fashion Group, and this company is closed and we filed a Chapter 11 Subsection V on March 6, 2020.

Rune NYC, LLC	New York, USA	Jan 23, 2013	March 14, 2019	92.5%	Operated by 12 Fashion Group, an unincorporated division of 12 Retail. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers.
Bluwire Group, LLC (“Bluwire”)	Florida, USA	Feb 1, 2010	October 1, 2019	60.5%	A subsidiary of 12 Retail with 12 brick and mortar stores was acquired.
Social Decay, LLC dba Social Sunday (“Social Sunday”)	New York, USA	Sept 24, 2014	November 1, 2019	100%	Operated by 12 Fashion Group, an unincorporated division of 12 Retail. Operates a contemporary women’s clothing brand primarily sold to wholesalers.
12 Tech Inc	Arizona, USA	Dec 26,2019	Formed Dec 26,2019	100%	As a holding Company to execute the Company’s technology strategy.
12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	A subsidiary of 12 Tech Inc. Development and sales of technology applications. Services customers in Asia, including japan.
12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	A subsidiary of 12 Tech Inc. Consultation and sales of technology applications. As of June 2020, our Japanese customer (s) is serviced by 12 Hong Kong.
12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	As of September 2019, this company is closed.

12 Retail Corporation:12 Fashion Group; unincorporated division of 12 Retail Corporation

-On February 19. 2019 we acquired Red Wire Group, LLC. (“RWG”) a Utah Limited Liability company pursuant to a Share Exchange Agreement whereby the Company exchanged and the members of RWG (the “Members”) Pursuant to the terms of the Exchange Agreement, the Company will acquire (i) 75% of the membership interests of RWG in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and with a stated value of $5.00 (ii) the remaining 25% of the membership interests of RWG in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share, RWG operates its own “cut & sew operation for independent third parties contract to produce cloths operating out of its factory in Salt Lake City, Utah.12.

As of the end of November 30, 2019, we closed the factory in Utah while 12 Fashion Group retained the customers by completing the orders in process. We were able to produce the products through 3rd party factories in New York City and Los Angeles for less than it cost us to produce the products in our own factory in Salt Lake City, Utah. Subsequent to December 31, 2019, on March 6, 2020 we filed a Chapter 11 Bankruptcy filing in Phoenix Arizona. This filing may allow us to sell the equipment we no longer need, pay off the secured creditors and shed all of Red Wire’s debt from our balance sheet. 12 Fashion Group continues to service those customers acquired as well as obtaining new accounts by marketing under the d/b/a Red Wire Designs.

-	One March 14, 2019 we acquired Rune NYC, LLC. (“Rune”) a New York Corporation pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), the members of representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees as the leading part of 12 Fashion Group.

-	On November 20, 2019 Social Decay, LLC d/b/a Sunday, (“Social”) a New Jersey Limited liability company, was acquired by the Company pursuant to a share exchange agreement whereby the Company exchanged the Company’s 30,000 D-6 Shares for 100% of the total outstanding equity of Social and the member of Social (the “Member”). That Member was retained by the Company, but subsequent to the year end on April 15, 2020 she resigned and as a consequence, forfeited the additional 12,000 D-6 Shares held in escrow as a performance incentive. The D-6 shares have a face value of $5.00 per share, and are convertible into the Company’s common shares. Subsequent to year end in March 2020, Social’s print factory was closed in part due to the COVID-19 Pandemic. Social’s products are marketing and manufactured by the staff of 12 Fashion Group.

-	Emotion Apparel, Inc. and Emotion Fashion Group, Inc. (“EFG”). On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a share exchange agreement whereby the Company exchanged 1.0 million of its common shares for 100% of the outstanding equity of EAI, in a third-party transaction. (This company shed this subsidiary as of September 30th, 2019 see below)

Prior to 2019 the Company had acquired Emotion Apparel, Inc., and formed a new entity under the name Emotion Fashion Group, Inc, a Utah Corporation. The products of Emotion Fashion Group; Lexi-Lu Dancewear and Emotion Fashions will continue to be designed, manufactured and marketed by the staff at 12 Fashion Group.

The history of the Emotion Apparel, Inc/Emotion Fashion Group transaction is as follows:

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

On July 6, 2018, the Company incorporated a new Emotion Apparel Inc in the state of Utah and immediately re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions”.

The EAI share exchange agreement included terms that the Company would provide funding of at least $200,000 in the first 12 months after acquisition and the Seller, who remained as manager, would produce revenues in excess of $1.3 million dollars over that period. The Company secured its investment with a secured line of credit and a landlord’s lien through one of its other subsidiaries. Those liens covered all of the intellectual property and physical assets of Emotion Apparel, Inc. On September 30, 2019, the Company effectively foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and returned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. In the 4th quarter 2019 the Company plans to market those brands under new management as part of its consolidation of its acquisitions and utilize its Emotion Fashion Group, Inc, subsidiary that was incorporated in Utah in July 2018. As a result, the related accounts payable and accrued expenses which were payable by Emotion Apparel, Inc. which totalled $511,486 including $250,000 Note Payable, were offset to other income. For further details see Note 7 Accounts Payable and Accrued Expenses and 9 Notes Payable for further details.

-	Bluwire Group, LLC. On October 1, 2019 the Company acquired the retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the Agreement the Company issued to the Sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is reserved for 12 months for potential equity investors into Bluwire. Any of that equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. The Sellers will continue to manage Bluwire under consulting agreements.

-	12 Tech, Inc. An Arizona corporation (“12Tech”) On December 26, 2019, the Company formed 12 Tech to spearhead the Company’s software technology development and to focus more effort on the largest retail market in the world; the United States of America. The Company then closed or consolidated under 12 Tech all its other software technology companies:

-	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. Originally this is the Company that managed all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. With the formation of 12 Tech that role is now being managed by 12 Tech. Today, 12 HK operates as a subsidiary of 12 Tech and serves as the marketing and sales hub for Asia, particularly the Chinese market and now services our customers in Japan, formerly managed by 12 Japan Ltd.

-	12 Japan, LTD. After the initial acquisition of 12 Hong Kong, LTD during 2017 and the first half of 2018 the Company made several acquisitions including; 12 Japan, LTD. Subsequent to this acquisition, the Company took steps to consolidate the assets and streamline operations that effectively by the end the 3rd quarter 2019, this Company no longer functions as independent subsidiary. In the third quarter of 2019 the Company closed the offices of 12 Japan, and its flagship customer ITOYA and the revenue generated will be serviced and managed by 12 Hong Kong.

-	12 Europe, A.G. 12 Europe A.G. was acquired in 2017, and had underperformed against expectation. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed approximately $35K by the Company. Therefore, this subsidiary is no longer in existence. Management does not consider this closure as a condition for discontinued operations as master representation agreement between 12 Europe is now been transferred to 12 Hong Kong and Coppola AG. As such, software customer in Europe will continue to be supported.

Business and Operations

12 ReTech Corporation is a holding company with subsidiaries that develop, sell and install software that we believe will REINVENT RETAIL for shoppers and retailers. As a holding company we also acquire synergistic operating companies that manufacture and sell products to other retailers as well as selling products online. In October 2019, we acquired 12 retail stores in airport terminals and casinos creating a true Omni-Channel retailer. This will allow us to deploy our cutting-edge software in the United States to demonstrate its effectiveness as well as to test, real time new software products to continue to delight consumers and generate additional revenue and profits for retailers.

12 Retail is itself divided into two operating units; Bluwire Group, LLC (“Bluwire”) that operates our 12 retail stores in airports and casinos and 12 Fashion Group, an unincorporated division of 12 Retail that operates our fashion wholesale and direct to consumer brands. including; Rune NYC, Social Sunday, Red Wire Design, Emotion Fashion Group. 12 Retail will serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for emailers as well as providing access to other retailers through our whole fashion business relationships.

12 Tech, Inc. provides technology solutions to physical retailers currently mainly in Asia and is now positioned in the United States market, the world’s largest. We have consolidated or shuttered our international units ,focused on our technology deployment (“12 Japan” and “12 Europe”), and consolidated our software company 12 Hong Kong, Ltd (“12 HK”) under 12 Tech to further streamline operations.

As the retail environment continues to evolve, we as retailers and as primarily a technology company will evolve with it. We believe our developed software and those products in development will delight consumers, provide contactless experiential shopping and bring revenue back to retailers as they combat the dual threat of Amazon and Walmart. Our software, once fully deployed and implemented, may provide retailers with another electronic and effective sales channel other than Google, Amazon, and/or Facebook/Instagram.

To summarize the Company earns money from four different revenue streams (in declining order): Retail Sales, Wholesale and Online sales of Fashion products, Royalty Payments for 3rd party licensing of the Bluwire name, and technology sales.

As an innovative holding company that has been built through acquisitions and ideas, we will continue to search for other synergistic acquisitions that bring additional revenues, and/or provide innovative software solutions.

For more information about our technology please visit our website at www.12retech.com.

Financing and Convertible Debt

To finance our operations the Company has historically resorted to a number of convertible debt providers (see Note 10). These debt providers have in many cases exercised their rights to convert their debt into the Company’s common stock at a discount to market. They then sell that stock to recover their investment and profits. This has over time depressed the value of our Company’s common stock and caused a significant dilution to our shareholders. This could not be avoided and management believes it was necessary in order to provide continuation of the Company’s business so that we could make significant acquisitions. The Company has been building revenue momentum through these acquisitions and is no longer exclusively reliant on this form of fund raising. The vast majority of the funds the Company has received over the last 4 months have been sourced through non-convertible debt incurred by our operating subsidiaries. There is however, still a considerable amount of convertible debt that needs to be retired over the near term. Management is working closely with the convertible note holders to find less dilutive alternatives and management believes that first half of 2020 it will arrive at a solution that will involve less dilution, may require some cash payments from other sources including an equity offering and/or debt offerings through one or more of its subsidiaries as well as leak out provisions negotiated with the convertible debt holders themselves.

The Company had also entered into a $12 million dollar Equity Line of Credit with Oasis Capital which it has been unable to access due to some delays in the audits of one of its acquired subsidiaries. That has been resolved and Management has been in talks with Oasis on amending that original offering, so that the Company may refile the S-1 required with the SEC. The equity line of credit is ineffective at the current share price, and we will not be able to reinstitute at current share price levels.

In addition, Management has received tentative commitments for preferred Equity Funding that if completed would allow the Company to fully retire the convertible debt. Management, however, cautions readers that while promising no Equity or Debt funding can truly be counted upon until the money is in the bank. The exact amount of the final funding and timing have not been fully determined at this time.

However, management believes that now that the Company has significant and growing revenue, has streamlined operations, is set to launch its software products in its own stores in the United States and has access to more standard debt capital, that the issues associated with the convertible debt have become more manageable and therefore will be resolved more favorably to the Company than was previously observed.

YEAR ENDED December 31, 2019 COMPARED TO THE YEAR ENDED December 31, 2018

Amounts reflected in our financial statements are accounted for under common control accounting (see footnotes).

Revenues

During the year ended December 31, 2019 our revenues increased to $1,628,607 from $92,831 in the prior comparable year. This represents an increase of $1,535,776 or 1,654%, which is primarily the result of the new 2019 acquisitions of Bluwire Group, RWG, Rune and Social Sunday.

Cost of revenues

During the twelve months ended December 31, 2019 we incurred Cost of Revenues associated with the delivery of our products in the amount of $1,122,086, as compared to $50,558 for the comparable period in 2018. These expenses are related to costs of delivering goods. In 2019, our Cost of Revenues as a percentage of Revenues was 68.9% as compared to 54.5% in the prior comparable period. The higher Cost of Revenues as a percentage of Revenues in 2019 is mainly the result of higher purchasing costs of the Bluwire operations in the 4th quarter due to the lack of cash on their balance sheet when acquired. This was compounded by extraordinary expenses incurred by 12 Fashion Group in the second half during a particularly complicated production project.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2019 were $2,124,372, a slight decrease of $22,013 or 1.0% when compared to $2,146,385 for the year ended December 31, 2018. The decrease is a result of increase in general and administrative expenses from the 2019 acquisitions offset by general and administrative cost reductions implemented in the parent as described above.

Professional fees

Our professional fee expenses for the year ended December 31, 2019 were $1,225,699 an increase of $83,542 or 7.3% when, compared to $1,142,127 for the year ended December 31, 2018. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Expense

Our Other Expenses increased by $3,692,762 or 67.0% to $9,204,291 for the year ended December 31, 2019 compared to $5,511,530 for the year ended December 31, 2018. There are four main components of the increase of the 2019 Other Expense category:

1.	An increase in other income to $1,023,965 for the year ended December 31, 2019 compared to $4,691 for twelve months ended December 31, 2018 resulting from the write off of certain debts as described in the Other Income discussion below.

2.	An increase in interest expense to $8,995,066 compared to $1,295,055 for the ended December 31, 2018. This was offset by a decrease in derivative liability of $7,119,916 for the year months ended December 31, 2019 to ($3,524,861) compared to $3,595,055, for the year ended December 31, 2018.

3.	An increase in general default reserve expense of for the year ended December 31, 2019 of $2,139,961 compared to zero as of December 31, 2018.

4.	An increase in expense as a result of the company recognizing an impairment of goodwill of $2,139,961 compared to zero for the year ended December 31, 2019 compared December 31, 2018.

See these components described in further detail below.

Other Income

The Company recognized a loss impairment of software development costs of $513,601 December 31, 2019 without a similar comparable expense during the prior period ending December 31, 2018. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of September 30, 2019. Management had capitalized approximately $513,601 in development costs for its 12 Technology Suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. This led management to cut costs in the 12 Europe and 12 Japan operations. Therefore, management believes that the capitalized costs for the software development should be fully impaired during the 4th quarter of 2019. 12 Sconti App was initially deployed in early 2019 as the Company partnered with the major Swiss retailer Jelmoli. Jelmoli did not adopt the rest of the 12 Technology Suite. In the second half of 2019, 12 Europe’s office has been closed and the technology licensed to a third party so that any revenues generated would not have significant related costs. Many elements of the 12 Technology Suite were launched in Japan more than 3 years ago at one specific retailer, ITOYA. In 2018, elements of the 12 Technology Suite were installed in a second new ITOYA store. ITOYA has indicated interest in expanding its use of elements of the 12 Technology Suite to the remainder of its stores (more than 25) and while talks are ongoing, no decisions have been made. Management has decided to minimize its costs by downsizing 12 Japan, closing the office and hiring the one former employee as a contractor of its 12 Hong Kong subsidiary.

The Company recognized other income primarily from 12 Europe declaring bankruptcy on August 26, 2019 whereby all debts of the company were eliminated with the exception of $35,757 in accounts payable resulting in a gain of $445,244.

In addition, as discussed in Note 4, the Company effectively foreclosed on its liens against the assets of Emotion Apparel, Inc. taking possession of assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the equity of Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result of the debts related to Emotion Apparel, Inc, which reverted to the Seller including all accounts payable, accrued expenses and notes payable resulting in a gain of $511,486 to the Company. Lastly, after careful review by management, certain accounts payable were determined not to be valid expenses. These payables totaling approximately $68,000 were offset as a gain to other income.

Interest Expense

There was also an increase in interest expense of $7,700,011 compared to $8,995,066 for the period ended December 31, 2019 compared to $1,295,055 the period December 31, 2018. Increase in interest expenses is related to increase in convertible notes’ convertible preferred stock during the same period. As well as a significant increase in interest expense associated with the additional derivative liability and for the general default reserve.

Change in Derivative Liability

There was a gain as a result of the change of derivative liability of $3,524,861 for the period ended December 31, 2019 compared to a loss $3,595,055 as of December 31, 2018. The reason for the change was because of a change in the calculation method from Black-Scholes model to the more accurate Lattice model, which is the preferred valuation method.

General Reserve Expense

The company recognized a general default reserve expense of for the year ended December 31, 2019 of $2,139,961 compared to zero as of December 31, 2018. On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”). For additional details, see MD&A including the settlement of $120,375 which is still pending. However, management calculated a default reserve which represents the additional amount management would have to payout to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest. The total reserve quantified by management amounted to $2,139,961.

Impairment of Goodwill

The Company recognized an impairment of goodwill associated with acquisition of Bluwire, Rune, RWG and Social Sunday of $1,971,677 for the year ended December 31, 2019 compared to zero for the year ended December 31, 2018. The Company tested goodwill for impairment as of December 31, 2019 and determined that the goodwill was impaired based on the various factors. There were a number of factors which included representations made by management which were 50% less than realized. Please see further detail in Goodwill in the Notes of this filing.

Net Income

During the year ended December 31, 2019, we incurred a net loss of $12,150,698 compared to a net loss of $8,767,383 for the year ended December 31, 2018. This increased loss is primarily the result of the increase in interest expense, general default reserve expense offset by the change in derivative liability and gain in other income.

The Company is expending working capital to further their business plan. This includes the further development, refinement and improvement of their software and its adaptation to various languages and geography. The Company is also expending working capital on the development of new technology which is designed to further enhance the attractiveness of their offerings to their target customer base.

Significant Acquisitions in 2019

In the first quarter of 2019 the Company made two significant acquisitions as detailed above with the acquisition of Red Wire Group on February 19, 2019 and Rune NYC, LLC on March 14, 2019. the Company gained two revenue-producing operations. As also detailed above on October 1, 2019 the Company acquired Bluwire Group, LLC and effective November 1, 2019, the Company acquired Social Decay, LLC dba Social Sunday. With the combination of these acquisitions, management believes that the Company will benefit, and it will significantly expand the sales channels for all of its brands. As of December 31, 2019, the Company performed its annual impairment test on all reporting units and determined that each unit had indicating factors of impairment due to failure to meet respective sales projections. For further details, see Note 3.

Management believes that these acquisitions are “game changers” for the Company for two more reasons; 1) the wholesale customers acquired sell to are and will become targets for the Company to sell its disruptive retail technology solution to other retailers and 2) is already attracting interest among other companies that would like to join the 12 ReTech team either through acquisition or through strategic partnership.

While management believes the results of operations for 2019 for the acquired companies are not indicative of the future results for all of the reasons herein above combined with impact of COVID -19, management believes it is important to show how materially the prior year’s revenues would have been for the Company had they been acquired at the beginning of 2019 without the material improvements we have made since acquiring them.

Company Initiatives to Enhance Shareholder Value

The Company continues to take steps to enhance shareholder value.

Consolidation of Operations

In order to achieve cost synergies, the Company continues to take steps to reduce and eliminate redundant and unnecessary costs in its operations. Management recently created the 12 Fashion Group division of 12 Retail to house and operate its fashion brand operations. The operations of Rune NYC, Red Wire Group and Social Sunday were combined, and steps were taken to reduce expenses while still working to expand the business.

Management’s recent decision in the 1st quarter of 2020 to outsource Red Wire Group’s manufacturing operations to qualified third parties has increased the potential for profitability of the 12 Fashion Group’s DIFY (“Do it For You”) apparel design and apparel manufacturing Today, we no longer operate our own factory but still service existing customers and recruit new customers. As a result, we have cut expenses dramatically and no longer have a manufacturing factory’s expenses such as payroll and rent. We have increased the customer base and conduct our business providing design and project management services to our client base. We have also decided to put the Red Wire Group into bankruptcy protection which will eventually allow us to eliminate the debts of the former operation. This may result in future gains in net income as well as allowing the successor business to operate with a cost structure that doesn’t need to scale up with operational expansion and potentially earn a profit.

During the transition, Red Wire Design had a number of customer projects where they had taken deposits (typically 50% of total project revenues) and could not finish the project in its own factory. 12 Fashion Group found manufacturing partners who were willing to finish each and every unfinished project. The completed projects were invoiced for the remainder of the balances due and the resultant payments were used to pay the manufacturing partners for their services. As a result, customer relationships were salvaged, and we can expect that 12 Fashion Group will continue to receive business from these former customers of Red Wire Design.

This salvage operation allowed the Company to recognize revenues and expenses as it would have done if Red Wire Group had completed their projects on their own. However, there was a negative cash flow effect as all the resultant collected accounts receivables generated by these projects went out to pay the manufacturing partners. Management expects this to negatively affect gross margins for the Company in the upcoming financial reports of the 1st quarter of 2020. Going forward in the second half of 2020, Management expects gross margins to return to levels of between 30% and 40% for the 12 Fashion Group business.

Social Sunday’s operations are also being restructured. Management has taken steps to reduce cash outflows while it makes a decision regarding the future of the Social Sunday operation. In the meantime, this business has been stood still and it may be that we will use the bankruptcy laws to eliminate the debts.

Rune’s business has also been consolidated into the 12 Fashion Group Division with Rune’s President; Emily Santamore installed as President for the 12 Fashion Group’s operation. Rune’s business continues to service existing clients and recruit new clients. It is Management’s strategy that the improved cost structures of the 12 Fashion Group will allow the business to grow and generate profits over the next 12 months and beyond.

Beginning in early March 2020, the apparel business of 12 Fashion Group was affected by the business shutdowns of geographies in the USA related to the COVID-19 pandemic. Manufacturing partners had to shut down their operations unless they were producing products such as face masks or hospital gowns that were deemed essential to the fight against this infectious disease. As such, 12 Fashion Group and select manufacturing partners got into the face mask business. So far, this business has produced quantities of product and revenues that are approximately a third of what management would consider normal business activity levels. Management does not expect business activities of the fashion industry to return to normal levels until the following year.

In another consolidation of operations and expenses, Management has consolidated the operations of 12 Japan into 12 Hong Kong. In so doing, we are eliminating the overhead expenses of one of the Asian operations while retaining the ability to service our existing customer base.

Bluwire Group which provided the bulk of the revenue growth of the 4th quarter of 2019 has also been impacted by the COVID-19 pandemic. On or about March 16, 2020 every one of the Bluwire stores was shut down by local government mandate. Stores were shuttered and our staff was laid off. We are staying in close communication with our landlords and the various airport authorities where we have stores located. At this point, Management still does not have a timeline for the reopening of these business operations. This shutdown has negatively impacted the Company’s revenues and cash flow. We have applied for and received CARES Act Payment Protection Program funding for each of the stores. These funds will help Bluwire get back on its feet when the airport and casino stores are allowed to reopen. Management predicts that it will likely be the following year before airport traffic levels get back to normal if not longer. We are currently expecting to report large negative impacts to the Bluwire business in terms of revenues for the balance of this year.

Select unaudited Pro-forma 2019 Financial Information.

The following table will show the unaudited combined revenues, costs of goods sold, and resultant gross margins of the Company together with the four acquisitions as if these acquisitions had been acquired at the beginning of FY2019 and 2018, without any material improvements from consolidation. Please note the acquisition of RWG and Rune are included in 12 ReTech numbers and figures for Bluwire and Social Sunday post acquisitions are included in 12 ReTech column.

Unaudited FY2019 Proforma P&L

	12 ReTech	Bluwire	Social Sunday	Proforma

Sales	1,708,607	3,133,735	376,959	5,219,301
Cost of Goods Sold	1,202,086	1,415,577	227,667	2,845,331
Gross Profit	506,521	1,718,158	149,292	2,373,970
Total Expenses	3,449,178	2,045,001	305,535	5,799,715
Net Other Income (Expense)	(9,204,291)	-		(9,204,291)
Net Income	(12,146,948)	(326,843)	(156,244)	(12,630,036)

Unaudited FY2018 Proforma P&L

	12 ReTech	Bluwire	Social Sunday	Proforma

Sales	1,592,749	6,140,750	662,992	8,396,491
Cost of Goods Sold	1,114025	2,785,150	272,228	4,172,402
Gross Profit	478,734	3,355,600	389,763	4,224,008
Total Expenses	3,105,512	3,544,814	417,149	7,067,476
Net Other Income (Expense)	(5,511,529)	-		(5,511,529)
Net Income	(8,138,318)	(189,214)	(27,386)	(8,354,917)

The four acquisitions would have resulted in significantly larger revenues than the standalone 12 ReTech had generated in FY2019. The gross margins of the Bluwire operations are larger than the Company’s own gross margins. Management believes that with the improvements that the combined operation is exhibiting since acquisition that the results for 2020 will be considerably improved from the FY2019 standalone 12 ReTech financial results not-withstanding the impact of COVID -19. Please note the net loss in pro forma net loss is primarily due to non-cash expenses related to reserve expenses, interest expense and offset by change derivative liability expense noted above.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At December 31, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $11,786,147. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2019, amounts owed to stockholders totaled $384,091. At December 31, 2018, the Company had a deficit in working capital (current liabilities in excess of current assets) of $6,324,849. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2018, amounts owed to stockholders totaled $766,397. The increase in working capital deficit when compared to December 31, 2018 was principally due to an increase in notes payable (“debt-equity”) due to unrelated parties, amounts owed to stockholders, issuance of preferred stock and to a lesser extent, increase in accounts payable.

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

In connection with the with PIPE Funding Agreement and the Exchange Agreement listed above the Company filed with the State of Nevada a new Certificate of Designation which took 2.5 million of the blank check preferred shares the Company has and designated them as Series D-2 Preferred Shares. (See Form 8-K filed on March 20, 2019).

On September 25. 2019, the Company’s Rune subsidiary entered into two separate future receivables purchase agreements with Vox Funding and received gross proceeds for $49,000 which were used in part to retire a previous and smaller obligation to Vox Funding. The Agreements provided for payment over 6 months and carries a fee of $1,470. This obligation is not convertible under any terms into Company Stock.

On September 26, 2019, the Company sold 9,009 Series D-2 Convertible Shares to Oasis Capital and received $10,000.

In connection with the acquisition of Bluwire Group, LLC, on October 3, 2019 one of the Sellers of Bluwire provided $300,000 to its Bluwire subsidiary under a secured demand promissory note executed jointly by Bluwire and the Company. This note caries interest of 15%. This obligation is not convertible into Company stock under any terms. On October 3, 2019, one of the Bluwire Sellers made a capital contribution to Bluwire on that has not been adequately documented. In an effort to be conservative, we have added a 15% interest rate although final terms have not been agreed between the parties for payment and cost. In Addition, on October 15, 2019 the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock. Lastly, on November 5. 2019, the Company’s Rune subsidiary entered into a future receivables purchase agreement with Vox funding and received gross proceeds for $145,500 which were used in part to retire a previous and smaller obligation to Vox Funding. The Agreement provided for payment over 6 months and caries a fee of $4,500. This obligation is not convertible under any terms into Company Stock.

As a subsequent event, on March 18, 2020 the Company entered into a back end promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $33,600. The consideration to the Company was $30,000 with $3,600 of legal fees. As a subsequent event, on March 25, 2020 the Company entered into a back end promissory note agreement with LG Capital, LLC (“LG”) for loans totaling $33,600. The consideration to the Company was $30,000 with $3,600 of legal fees. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On March 5, 2020, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Reliant Funding and received $83,000. This agreement provides for payment over 6 months and caries a fee of $3,000. This obligation is not convertible under any terms into Company stock.

In the future we will need to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional stock or obtain additional loans. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

At December 31, 2019, the Cash and Cash Equivalents balance was $118,860 compared to December 31, 2018, the Cash and Cash Equivalents balance was $37,721.

During the year ended December 31, 2019, the current liabilities increased by $5,860,651 when compared to December 31, 2018. The primary reason for the increase was the increase in due to derivative liabilities of $2,662,972 and default reserve of $1,769,791 as of December 31, 2019 compared to zero as of December 31, 2018 and increase in accounts payable and accrued expenses of $932,789 as of December 31, 2019 compared to December 31, 2018, and to a lesser extent, increase in convertible notes payable of $683,247 for the same period.

As discussed earlier, it is likely that the Company will need to obtain additional working capital through debt-equity and preferred stock capital raises until the Company can generate sufficiently profitable revenues to sustain the cash burn rate that the Company’s business plan calls for.

Although, our business plan calls for high growth we anticipate that we may continue to incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks, but until more acquisitions can be completed, consolidated, and we reap the benefits of consolidation, we cannot accurately include their results in our projection of cash needs.

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

Impact of COVID-19 (subsequent event)

Like most other business in the United States, our businesses have been severely impacted by the COVID-19 Pandemic. While the first quarter of any calendar year is historically the slowest quarter of the year for revenues for our main operating subsidiaries the first quarter of 2020 was severely impacted by US Government’s business shut downs and stay at home orders related to COVID-19.We derive most of our revenue from our 12 Retail Corporation which is itself composed of two Operating units: 12 Fashion Group and Bluwire Group, LLC.

In response to the President’s “stay at home orders” on March 16, 2020 we promptly laid off almost all of our 12 Fashion Group employees and contractors. 12 Fashion Group retained three employee/contractors and focused on producing and selling of washable reusable masks, both wholesale and direct to consumer online.

Our Bluwire retail stores in Newark airport, Dallas airport and JFK international airport were temporarily closed on or about March 17, 2020. Our Casino location was temporarily closed on or about March 17, 2020 when the Mohegan Sun Casino itself was closed. We laid off all of our Bluwire employee/contractors except two members of the headquarters staff who continued to source innovative products for our stores when they re-open, some of which will be uniquely desired by consumers due to changing buying habits due to COVID-19.

The financial effects of these closures are reflected in the Management Discussion and Analysis.

The Cares Act and the Payroll Protection Program SBA Loans (PPP Loans).

The Company has applied for PPP Loans for all of its U.S. operating Companies and is in the process of analysing if it would qualify for similar governmental assistance for its reduced operating unit in Japan (12 Japan Ltd). The Company has qualified for an aggregate of $294,806.78 of PPP Loans for its operating companies. These funds are being used to re-hire previously laid off personnel where appropriate and hire new personal that management believes better fits the post COVID-19 shut down environment. The Company is hiring personnel that will help the operating units generate revenues in a more contactless environment and to create changes to our cutting edge retail software to help pier stores and well as other retailers attract consumers in this new environment. The Cares Act provides very favorable terms for the repayment or forgiveness of the monies lent to qualifying businesses like ours. While the final rules are not yet formalized the initial guidelines allows for complete forgiveness for monies spent on approved expenses such as payroll and labor with non- approved expenses to be paid back over 2 years at 1% annual interest with no payments for the first 6 months after receipt. No collateral was pledged for these loans and management did not have to sign any personal guarantees. Management will make every effort to utilize these PPP loan funds in a manner that may allow for complete forgiveness of the loan(s) while providing the best opportunity for the continuity and growth of the business.

During the COVID-19 shutdown period management sourced new products and vendors for its businesses and is now optimistic that it will shortly obtain additional funding of debt or preferred equity to grow our business.

Reliance on the SEC’s March 25, 2019 order regarding extension of filing deadlines due to COVID-19

As a direct result of the COVID-19 shutdowns and travel restrictions the SEC provided for any public company impacted by COVID-19 to extend its filing of its 10-K or 10-Q or other required filings for 45 additional days and would still be eligible for the further normal extensions of 15 and 5 days respectively. As noted herein we have been extremely impacted on an operational level, delayed in obtaining information from our foreign subsidiaries in Hong Kong and Japan as well as being delayed in our ability to obtain capital for the professional fees to complete our filings and further compromised by the fact that our CEO and CFO are both restricted from travel to the United States at this time as they are in Hong Kong and Japan respectively. Therefore, we filed for a 45 day and 15 day NT10–KA Filing extensions in reliance on the March 25, 2019 order and have further been in communication with the SEC for additional consideration for timely filing under these extraordinary circumstances.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not yet generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended December 31, 2019. Our total accumulated deficit at December 31, 2019 was $22,756,345 compared to $11,180,903 as of December 31, 2018.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the year ended December 31, 2019. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

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

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

12 ReTech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 12 ReTech Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

We have served as the Company’s auditors since 2019.

San Diego, California

June 18, 2020

12 RETECH CORPORATION

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$118,860	$37,721
Accounts receivable	131,605	15,609
Inventory	241,987	23,140
Prepaid expenses	7,600	4,884
Other current assets	-	19,344
Total Current Assets	500,051	100,698

Fixed assets, net	348,396	98,295
ROU asset	303,071	-
Software development	-	371,118
Other assets	179,100	-
Security deposit	60,824	12,936
TOTAL ASSETS	$1,391,442	$583,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,167,496	$1,234,712
Due to stockholders	384,091	766,397
Related party notes payable, net of discounts	346,000	158,245
Convertible notes payable, net of discounts	1,308,092	624,845
Derivative liabilities	5,359,442	2,696,470
General default reserve	1,769,791	-
Lease liability	245,207
Bank loan	233.250
Merchant cash advances, net of discounts	472,829
Total Current Liabilities	12,286,198	6,425,547

Lease Liability	59,372	-
Total Long - Term Liabilities	59,372	-

Total Liabilities	12,345,570	6,425,547

Commitments and Contingencies

Preferred Stock
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 121,000 shares and 68,000 shares issued and outstanding at December 31, 2019 and 2018, respectively. Liquidation preference of $121,000 and $68,000 as of December 31, 2019 and 2018, respectively	121,000	48,144
Series D-1 Preferred Stock, 311,250 shares designated; $0.00001 par value $2.00 stated value; 0 shares and 311,250 shares issued and outstanding at December 31, 2019 and 2018, respectively. Liquidation preference $622,500 as of December 31, 2018	-	622,500
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 935,368 shares and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively. Liquidation preference $2,442,542 as of December 31, 2019	2,442,542	-
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at December 31, 2019 and 2018. Liquidation preference $274,234 as of December 31, 2019 and 2018	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,183,816 and 6,500,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	92	65
Series C Preferred Stock, 2 share designated; $0.00001 par value; 1 shares issued and outstanding at December 31, 2019 and December 31, 2018	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	513,976	-
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at December 31, 2019	523,400	-
Common stock: 8,000,000,000 authorized, $0.00001 par value; 36,935,303 and 6,542,520 shares issued and outstanding at December 31, 2019 and 2018, respectively	369	6,542
Additional paid-in capital	8,341,811	5,330,500
Non-controlling interest	(412,753)	-
Accumulated other comprehensive income	(2,455)	1,295
Accumulated deficit	(22,756,345)	(11,180,903)
Total Stockholders’ Deficit	(13,791,904)	(5,842,500)
TOTAL LIABILITIES, PREFFERED STOCK AND STOCKHOLDERS’ DEFICIT	$1,391,442	$583,047

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Revenues	$1,628,607	$92,831
Cost of revenue	1,122,086	50,558
Gross Profit	506,521	42,273

Operating Expenses
General and administrative	2,124,372	2,146,385
Professional fees	1,225,699	1,142,127
Depreciation	99,107	9,395
Total Operating Expenses	3,449,178	3,297,907

Loss from operations	(2,942,657)	(3,255,634)

Other Expense
Other income	1,023,965	4,691
Reserve Expense	(2,139,961)	-
Loss on debt extension	-	(75,000)
Interest expense	(8,995,066)	(1,295,055)
Loss on exchange of equity instruments	(132,812)	-
Loss on impairment of goodwill	(1,971,677)	-
Loss on impairment of software development cost	(513,601)	(551,111)
Gain/loss on derivative liability	3,524,861	(3,595,055)
Net Other Expense	(9,204,291)	(5,511,530)

Net Loss	$(12,146,948)	$(8,767,164)

Other comprehensive income- foreign currency translation adjustment	(3,750)	(219)

Comprehensive Loss	$(12,150,698)	$(8,767,383)

Minority Interest	$(571,506)	$-

Net Loss to 12 ReTech Corporation	(11,579,192)	(8,767,383)

Net Loss Per Common Share: Basic and Diluted	$(0.45)	$(0.05)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	26,837,252	1,766,427

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Stockholders Deficit

Years ended December 31, 2019 and 2018

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock		Additional	Common Stock		Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	to be issued	Non-controlling Interest	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance - December 31, 2017	5,000,000	$50	-	$-	-	$-	-	$-	822,000	$8	$1,268,730	$92,646	$-	$1,514	$(2,413,739)	$(1,050,791)

Common Stock issued for cash	-	-	-	-	-	-	-	-	31,250	-	500,000	-	-	-	-	500,000
Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,696,568	47	642,713	-	-	-	-	642,760
Common stock issued for convertible notes	-	-	-	-	-	-	-	-	16,073	16	182,684	(92,646)	-	-	-	90,038
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	754,379	8	250,039	-	-	-	-	250,047
Change in Derivative Gain or Loss	-	-	-	-	-	-	-	-	-	-	1,418,516	-	-	-	-	1,418,516
Common and preferred stock issued for services	1,500,000	15	-	-	-	-	-	-	50,000	-	39,985	-	-	-	-	40,000
Common stock issued for services	-	-	-	-	-	-	-	-	162,250	162	236,860	-	-	-	-	236,862
Common stock issued for E-motion Acquisition	-	-	-	-	-	-	-	-	10,000	-	80,000	-	-	-	-	80,000
Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	717,450	-	-	-	-	717,450
Series C preferred stock	-	-	1	1	-	-	-	-	-	-	-	-	-	-	-	1
Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(219)	(8,767,164)	(8,767,383)

Balance - December 31, 2018	6,500,000	$65	1	$1	-	$-	-	$-	6,542,520	$65	$5,330,500	$-	$-	$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,803,260	178	251,344	-	-	-	-	251,522
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	12,652,023	127	357,102	-	-	-	-	357,229
Preferred Stock issued with acquisition	500,000	5	-	-	120,088	480,352	97,600	488,000	-	-	199,995	-	158,753	-	-	1,327,105
Preferred Stock issued for services	114,165	1	-	-	-	-	-	-	-	-	62,999	-	-	-	-	63,000
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	(62,500)	(1)	(523,438)	-	-	-	-	(523,439)
Exchange series A preferred stock for related party and third party liabilities	1,915,151	19	-	-	-	-	-	-	-	-	1,154,572	-	-	-	-	1,154,591
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	1,427,533	-	-	-	-	1,427,533
Preferred shares issued for compensation	154,500	2	-	-	8,406	33,624	7,080	35,400	-	-	40,245	-	-	-	-	109,271
Dividends	-	-	-	-	-	-	-	-	-	-	34,482	-	-	-	-	34,482
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(571,506)	(3,750)	(11,575,442)	(12,150,698)

Balance - December 31, 2019	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	36,935,303	369	$8,341,811	-	$(412,753)	$(2,455)	$(22,756,345)	$(13,791,904)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,146,948)	$(8,767,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,107	9,395
Stock based compensation	207,271	857,937
Amortization of debt discount	1,068,669	1,188,036
Impairment of goodwill	1,971,677	551,111
Increase in notes payable and Series D-2 for defaults	2,139,961	75,000
Accrual of dividends on preferred stock	201,636
Impairment of software development costs	513,601	-
Gain/loss on derivative liability and additional interest expense recorded on issuance	3,524,862	3,595,055
Loss on exchange and issuance of preferred stock and additional interest expense	674,644	-
Excess fair market value of common shares over liabilities settled	196,713	-
Relief of notes payable and other liabilities through rescindment of Emotion acquisition	(163,805)	-
Accounts receivable	(40,474)	(12,725)
Prepaid Expenses	(2,716)	2,978
Inventory	49,141	(23,140)
Other current assets	114,119	(5,466)
Merchant cash advances	472,829	-
Lease liability	1,508	-
Security deposit	11,913	(7,381)
Accounts payable and accrued liabilities	509,541	965,693
Net Cash Used in Operating Activities	(1,069,580)	(1,570,671)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(16,146)	(67,960)
Cash received from acquisition	67,872	-
Cash paid on acquisition	(79,937)	779
Software development costs	(142,483)	(371,118)
Net Cash Used in Investing Activities	(170,695)	(438,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholders	29,646	331,646
Proceeds from convertible notes payable	539,915	790,000
Repayment of convertible notes payable	(99,684)	-
Proceeds from Series B Preferred Stock	-	325,000
Proceeds from sale of preferred and common stock	131,000	-
Proceeds from related party notes payable	331,000	-
Proceeds from merchant financing	566,000
Payments on merchant financing	(170,244)
Common stock to issued for cash	-	500,000
Net Cash Provided by Financing Activities	1,327,634	1,946,646

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,750)	(219)

Net decrease in cash and cash equivalents	84,889	(62,324)
Cash and cash equivalents, beginning of period	37,721	100,264
Cash and cash equivalents, end of period	$118,860	37,721

Non-cash transactions:
Discounts on convertible notes payable	$539,915	$1,235,174
Conversions of convertible notes payable, accrued interest and derivatives	$1,072,707	$2,061,276
Reduction of APIC related to derivative recorded on Preferred Stock in equity	$582,824	$-
Preferred stock issued for acquisitions	$1,327,105	$-
Discounts on Series B preferred stock	$-	$179,846
Conversions of Series B and D-2 preferred stock into common stock	$357,229	$266,000
Issuance of Series D-2 for accounts payable	$200,000	$-
Issuance of Series A for liabilities and related party payables	$1,154,491	$-
Relief of due to stockholders with Series D-3 preferred stock	$-	$234,375
Net liabilities acquired from Emotion acquisition	$734,388	$551,111
Exchange of common and preferred stock for different series	$53,439	$-
Common stock for acquisition for E-motion	$-	$80,000

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

On October 1, 2019, the Company acquired twelve (12) retail stores operating in airport terminals and casinos transforming the Company into a true Omni-Channel retailer. The Company closed three of these locations by December 31, 2019. See subsequent footnotes for further details. The new operations will allow us to deploy our cutting-edge software in the United States to demonstrate its effectiveness as well as to test, in real time, new software products that will continue to delight consumers and generate additional revenue and profit opportunities for retailers.

Bluwire Group, LLC (“Bluwire”) which provided the bulk of the revenue growth of the 4th quarter of 2020 has also been impacted by the COVID-19 pandemic. On or about March 16, 2020 every one of our subsidiary Bluwire’s (see below) stores was shut down by local government mandate. Stores were shuttered and our staff was laid off. We are staying in close communication with our landlords and the various airport authorities where we have stores located. At this point, Management still does not have a timeline for the reopening of these business operations. This shutdown has negatively impacted the Company’s revenues and cash flow. We have applied for and received CARES Act Payment Protection Program funding for each of the stores. These funds will help the Company get back on its feet when the airport and casino stores are allowed to reopen. Management predicts that it will likely be the following year before airport traffic levels get back to normal if not longer. We are currently expecting to report large negative impacts to the Bluwire business in terms of revenues for the balance of this year.

Principal Subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers.
E-motion Fashion Group, Inc. F/K/A Emotion Apparel, Inc,	Re-incorporated, in Utah, USA F/K/I in California, USA	September 9, 2010. Reincorporated on July 6, 2018 and changed its name on July 26, 2018.	May 1, 2018	100%	A subsidiary of 12 Retail and is the first microbrand acquired under the microbrand acquisitions roll up strategy. Operates its own production facilities that can be utilized by all of the Company’s future microbrands.
Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	A subsidiary of 12 Retail which is part of the brand acquisition strategy. Operates its own “cut & sew” factory for independent third-party brands who contract us to produce their apparel products.
Rune NYC, LLC	New York, USA	Jan 23, 2013.	March 14, 2019	92.5%	A subsidiary of 12 Retail which is part of the brand acquisition strategy. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers.
Bluwire Group, LLC (“Bluwire”)	Florida, USA	Feb 1, 2010	October 1, 2019	60.5%	A subsidiary of 12 Retail with 12 brick and mortar stores was acquired.
Social Decay, LLC dba Social Sunday (“Social Sunday”)	New York, USA	Sept 29, 2014	November 1, 2019	100%	A subsidiary of 12 Retail which is part of the brand acquisition strategy. Is contemporary women’s brand primarily sold to wholesalers.
12 Tech	Arizona, USA	Dec 26,2019	Dec 26,2019	100%	As a holding Company to execute the Company’s technology strategy.
12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	Development and sales of technology applications
12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	Consultation and sales of technology applications
12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	Consultation and sales of technology applications

Reverse Stock Split

On October 18, 2019, the Company completed a 100-for-1 reverse common stock split reducing the outstanding common shares to 25,410,391. Upon the stock split, the Company’s authorized common shares of 8,000,000,000 did not change. The reverse split has been retroactively applied to share amounts in these consolidated financial statements.

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company has incurred losses totaling $22,769,270 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of December 31, 2019, the Company had a working capital deficit of $17,786,148. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail, Rune NYC, LLC, Red Wire Group, LLC (“RWG”), Bluwire Group, LLC, Social Decay LLC dba Social Sunday (“Social Sunday”) and Emotion Fashion Group which included Emotion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. All inter-company accounts and transactions have been eliminated on consolidation. We currently have no investments accounted for using the equity or cost methods of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, stock-based compensation, derivate instruments, accounting for preferred stock, and the valuation of acquired assets and liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $118,860 and $37,421 in cash and cash equivalents as at December 31, 2019 and December 31, 2018, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contacts with Customers” (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

The Company’s revenue consists primarily of product sales from our retail stores operating in airport terminals and casinos. Revenue for retail customers is recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Shipping and handling costs are expensed as incurred and are included in cost of revenue. Sales taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

The Company earns ancillary revenue including royalty payments and software licensing fees.

Business Combinations

The Company accounts for all business combinations in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), using the acquisition method of accounting. Under this method, assets and liabilities, including any non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, may be made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period would be recorded as income. Results of operations of the acquired entity are included in the Company’s results from operations from the date of the acquisition onward and include amortization expense arising from acquired assets. The Company expenses all costs as incurred related to an acquisition in the consolidated statements of operations.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2019 and 2018, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2019, all inventory on hand is pursuant to our Bluwire and Social Sunday acquisitions (see Note 4).

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

Software Development Costs

Under ASC 350-40, capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software-as-a-service (“SaaS”) arrangement. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. During the year ended December 31, 2019, the Company fully impaired $513,601 in development costs for its 12 Technology suite and 12 Sconti APP, which is included in other expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (property and equipment) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill is tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

The Company accounts for the impairment of goodwill under the provisions of ASU 2011-08 (“ASU 2011-08”), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company performs impairment testing for goodwill using a three-step approach. Step “zero” of the annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step “one” of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. Step “one” of the quantitative impairment test compares the net assets of the of the relevant reporting entity to its carrying value. Step “two” of the quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.

As of December 31, 2019, the Company performed its annual impairment test on all reporting units and determined that each unit had indicating factors of impairment due to failure to meet respective sales projections. As a result, the Company fully impaired the goodwill from each 2019 acquisition as follows:

Redwire	$480,381
Rune	394,440
Bluwire	623,072
Social Decay	473,784
$1,971,677

The impairment expense is included in other expense in the consolidated statements of operations.

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

Financial Instruments and Fair Value Measurements

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

The Company carries certain derivative financial instruments using inputs classified as Level 3 in the fair value hierarchy on the Company’s consolidated balance sheets. Refer to Note 11 for detail on the derivative liability.

Further, the Company determined that the certain notes should be measured and carried at fair value in the consolidated financial statements according to ASC 480, as they are settleable in a variable number of shares based on a fixed monetary amount known at inception.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At December 31, 2019 and 2018, the Company recognized a full valuation allowance against the recorded deferred tax assets.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the year ended December 31, 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At December 31, 2018, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Discontinued Operations

In accordance with ASU 2014-08, the Company considers discontinued operations a disposal of a component that represents a strategic shift or will have a major effect on an entity’s operations and financial results.

Foreign Currency Translation

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the years ended December 31, 2019 and 2018, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2019 and 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company evaluated the effects of adopting ASU 2016-02 on its consolidated financial statements and determined the amount of lease assets and liabilities which was associated with the Bluwire leases. As such, the company recognized a lease asset of $303,071 and short- term lease liability of $245,207 and long- term lease liability of $59,372 as of December 31, 2019. The other leases do not have significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company adopted this standard as of January 1, 2019 and it did not have any material impact on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 – ACQUISITIONS

Acquisitions

Red Wire Group, LLC

On February 19, 2019, the Company completed the acquisition of Red Wire Group, LLC. (“RWG”) a Utah limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series D-5 and Series D-6 Preferred Stock for 100% of the outstanding equity of RWG. Pursuant to the terms of the exchange agreement, the Company acquired (i) 75% of the membership interests of RWG in exchange for 54,000 shares of the Company’s Series D-6 Preferred Stock (stated value of $5.00 per share), and (ii) the remaining 25% of the membership interests of RWG in exchange for 37,500 shares of the Company’s Series D-5 Preferred Stock (stated value of $4.00 per share). The total purchase consideration for the RWG acquisition was $450,000, including the fair value of D-5 and D-6 Preferred Stock of $420,000 and $30,000 in cash.

The RWG acquisition was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

The following table summarizes the provisional purchase price allocations relating to the RWG acquisition:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$10
Inventory	48,000
Fixed assets, net	58,110
Goodwill	480,381
Accounts payable and accrued liabilities	(136,501)
Net assets acquired	$450,000

The fixed assets acquired are being depreciated over their estimated useful lives of 5 years.

As of December 31, 2019, the Company determined, based on various qualitative and quantitative factors, that the acquired goodwill had indicators of impairment and therefore recorded a full impairment charge of $480,381.

RWG’s results of operations have been included in the Company’s operating results for the period from February 1, 2019. RWG contributed revenues of $594,735 for the year ended December 31, 2019.

Rune NYC, LLC

Effective March 14, 2019, the Company completed the acquisition of Rune NYC, LLC (“Rune”), a New York limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series D-5 Preferred Stock for 92.5% of the total outstanding equity of Rune and the members of Rune (the “Members”). The Company issued an aggregate of 82,588 shares of Series D-5 Preferred Stock with a stated value of $4.00 per share, and cash consideration of $49,937, for total purchase consideration of $380,289.

The Rune acquisition was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired, liabilities assumed and fair value of the minority interest. These values are subject to change as we perform additional reviews of our assumptions utilized.

The following table summarizes the provisional purchase price allocations relating to the Rune acquisition:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$12,914
Accounts receivable, net	23,506
Other current assets	9,750
Goodwill	394,440
Accounts payable and accrued liabilities	(29,487)
Non-controlling interest	(30,834)
Net assets acquired	$380,289

As of December 31, 2019, the Company determined, based on various qualitative and quantitative factors, that the acquired goodwill had indicators of impairment and therefore recorded a full impairment charge of $394,440.

Rune’s results of operations have been included in the Company’s operating results for the period from March 1, 2019. Rune contributed revenues of $163,050 in 2019.

Bluwire Group, LLC

On October 1, 2019, the Company completed the acquisition of Bluwire Group, LLC (“Bluwire”), a Florida limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series A Preferred Stock for 60.5% of the outstanding equity of Bluwire. Pursuant to the terms of the exchange agreement, at closing the Company acquired 60.5% of the membership interests of Bluwire in exchange for 500,000 shares of the Company’s Series A Preferred Stock. The total purchase consideration for the Bluwire acquisition was $200,000, the fair value of the Series A Preferred Stock issued.

The Bluwire acquisition was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired, liabilities assumed and fair value of the minority interest. These values are subject to change as we perform additional reviews of our assumptions utilized.

The following table summarizes the provisional purchase price allocations relating to the Bluwire acquisition:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$51,530
Accounts receivable, net	62,333
Inventory	212,777
Other assets	179,100
Fixed assets, net	271,449
Security deposit	59,800
Goodwill	623,072
Accounts payable and accrued liabilities	(736,468)
Due to stockholders	(395,674)
Non-controlling interest	(127,919)
Net assets acquired	$200,000

The fixed assets acquired are being depreciated over their estimated useful lives of 5 years, as well as leasehold improvements which are amortized over the short of the useful lives or lease term. Other assets consists of the preliminary fair value of intangible assets acquired upon the acquisition, including Bluwire’s trademark and lease assets.

As of December 31, 2019, the Company determined, based on various qualitative and quantitative factors, that the acquired goodwill had indicators of impairment and therefore recorded a full impairment charge of $623,072.

Bluwire’s results of operations have been included in the Company’s operating results for the period from October 1, 2019. Bluwire contributed revenues of $790,534 in 2019.

Social Decay, LLC dba Social Sunday

On November 20, 2019, the Company completed the acquisition of Social Decay, LLC dba Social Sunday (“Social Sunday”), a New York limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series D-6 Preferred Stock for 100% of the total outstanding equity of Social Sunday and the member of Social Sunday (the “Member”). The Company issued an aggregate of 30,000 shares of Series D-6 Preferred Stock with a stated value of $5.00 per share, and an additional 12,000 shares were issued and held in escrow, for total purchase consideration of $210,000.

The Social Sunday acquisition was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired, liabilities assumed and fair value of the minority interest. These values are subject to change as we perform additional reviews of our assumptions utilized.

The following table summarizes the provisional purchase price allocations relating to the Social Sunday acquisition:

Preliminary
Purchase Price
Allocation
Cash and cash equivalents	$3,418
Accounts receivable, net	13,189
Inventory	55,211
Fixed assets, net	20,529
Goodwill	473,784
Accounts payable and accrued liabilities	(356,131)
Net assets acquired	$210,000

The fixed assets acquired are being depreciated over their estimated useful lives of 5 years.

As of December 31, 2019, the Company determined, based on various qualitative and quantitative factors, that the acquired goodwill had indicators of impairment and therefore recorded a full impairment charge of $473,784.

Social Sunday’s results of operations have been included in the Company’s operating results for the period from November 1, 2019. Social Sunday contributed revenues of $55,638 in 2019.

Acquisition – Other

The Company acquired these entities to expand their retail operations. In addition, the goodwill in connection with these acquisitions is not expected to be deductible for tax purposes. Intangibles are amortized over their expected life from one to five years.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the RWG, Rune, Bluwire and Social Sunday’s acquisitions had occurred as of January 1, 2018. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Proforma
	Twelve months ended
	December 31,
	2019	2018
Revenues	$5,219,301	$8,396,491
Cost of revenues	2,845,331	4,172,402
Gross profit	2,373,970	4,224,088

Operating expenses	$5,799,715	$7,067,476
Operating losses	$(9,204,291)	$(5,511,529)

Net Loss	$(12,630,036)	$(8,354,917)

Earnings Per Share	$(0.47)	$(4.73)

Dispositions

Emotion Apparel, Inc. & Emotion Fashion Group, Inc.

On May 1, 2018, the Company completed the acquisition of E-motion Apparel, Inc. (“EAI”) a California corporation, pursuant to a share exchange agreement whereby the Company exchanged 1.0 million of its common shares for 100% of the outstanding equity of EAI, in a third-party transaction. The acquisition of EAI was accounted for under ASC 805.

The Original EAI Transaction was accounted for as follows: The fair value of the 1.0 million shares of common stock issued amounted to $80,000. EAI owned four wholly-owned and majority –owned subsidiaries: Lexi Luu Designs, Inc, (a Nevada Corporation), Punkz Gear, Inc, (a Wyoming Corporation), Cleo VII, Inc. (a Nevada Corporation) and Skipjack Dive & Dance Wear, Inc. (a Nevada Corporation), which together owns five microbrands that were included in this transaction and target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII, Skipjack Dive & Dance Wear, and E-motion Apparel, Inc. During the fourth quarter of 2018, the Company determined that the goodwill associated with the acquisition should be fully impaired and recorded an impairment expense of $551,111.

On July 6, 2018, the Company incorporated an new Emotion Apparel, Inc. in the state of Utah and immediately re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions.”

On September 30, 2019, the Company foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result, the Company wrote off the payables of Emotion Apparel, Inc. to other income, including $511,486 in accounts payable and accrued liabilities and $250,000 in notes payable.

The Company determined that the disposition of Emotional Apparel did not meet the criteria for discontinued operations reporting.

12 Europe, A.G.

12 Europe A.G. which was acquired in 2017 has underperformed against expectation. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed approximately $35,000 by the Company. Therefore, this subsidiary is no longer in existence. Management does not consider this closure as a condition for discontinued operations as master representation agreement between 12 Europe is now been transferred to 12 Hong Kong and Coppola AG. As such, the software customer in Europe will continue to be supported. As such the total discharged accounts payable totalled $445,244 and were offset to other income.

The Company determined that the disposition of 12 Europe A.G. did not meet the criteria for discontinued operations reporting.

NOTE 5 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at December 31, 2019 and 2018 consists of the following:

	December 31, 2019	December 31, 2018
Prepaid expense	$7,600	$4,884
Other current assets	-	19,344
	$7,600	$24,228

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2019 and 2018 consists of the following:

	December 31,	December 31,
	2019	2018

Leasehold improvements and office equipment	$281,365	$32,107
Furniture and equipment	58,118	607
Computer	13,704	13,704
Technical equipment	27,492	27,492
Intellectual Property	78,506	65,487
	458,785	139,397
Less: accumulated depreciation	(110,388)	(41,102)
Total	$348,396	$98,295

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $99,107 and $9,395, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2019 and 2018, consists of the following:

	December 31,	December 31,
	2019	2018

Accounts payable	$1,249,740	$379,448
Accrued expenses	548,920	495,785
Accrued salaries	111,000	206,031
Accrued board of director fees	30,000	74,295
Accrued interest	191,836	79,153
	$2,167,496	$1,234,712

NOTE 8 - DUE TO STOCKHOLDERS

Due to stockholders at December 31, 2019 and 2018 consists of the following:

	December 31,	December 31,
	2019	2018
Daniel Monteverde	$1,388	$143,195
Angelo Ponzetta	10,167	623,202
Christopher Burden	172,536	-
Maurice Ojeda	200,000	-
	$384,091	$766,397

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000. The promissory note was unsecured, bore an interest at 1% per annum and is due December 31, 2019. In September 2018, the note was converted to shares of 54,840 D-3 Preferred Stock.

During the year ended December 31, 2018, total advances and expenses paid directly by stockholders on behalf of the Company $107,326 and total amounts repaid were $36,931.

During the year December 31, 2019, the Company converted amounts to Daniele Monteverde and Angelo Ponzetta totaling $723,253 into Series A Preferred Shares, which was treated as contributed capital. See Note 13 for additional information.

In connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $395,674. The amounts do not incur interest and are due on demand. See Note 9 for additional information.

As of December 31, 2019, accounts payable and accrued liabilities included salaries of $111,000 and accrued board of director fees of $30,000.

NOTE 9 – NOTES PAYABLE

On May 1, 2018, 12 ReTech acquired Emotion Apparel, Inc. As part of the acquisition, Emotion Fashion Group was obligated under a disputed note payable to a third party in the amount of $250,000, maturing in July 2027 and bearing an interest rate of 2% per annum. The note calls for monthly payments to be made to equal to ten percent (10%) of the gross sales of the Company until paid in full, including accrued interest. When the note was acquired, the Company recorded the note at its fair market value of $156,014. The note discount is being amortized to interest expense through maturity. Prior to September 30, 2019 the total payments made under the note payable were $0. Amortization of debt discount amortized amounted to $8,340 and $10,194 for the years ended December 31, 2019 and 2018, respectively.

On September 30, 2019, the Company foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result, the Company wrote off the payables of Emotion Apparel, Inc. to other income, including $261,486 in accounts payable and accrued liabilities and $250,000 in notes payable.

On October 3, 2019, Bluwire issued a demand promissory note to a related party $300,000 and it accrued interest of $15,000 in 2019. As of December 31, 2019, the entire principal and interest balance was outstanding.

As of December 31, 2019, there were two demand notes outstanding totaling $31,000.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2019 and 2018 consists of the following:

	December 31, 2019	December 31, 2018
September 15, 2017	$337,653	$344,262
December 8, 2017	-	52,260
December 12, 2017	-	107,109
March 15, 2018	40,123	40,123
April 27, 2018	-	16,000
May 17, 2018	56,714	60,000
September 17, 2018	60,000	60,000
September 21, 2018	25,443	64,500
November 28, 2018	57,870	64,500
November 28, 2018	25,000	25,000
December 13, 2018	105,000	105,000
January 15, 2019	115,000	-
February 7, 2019	132,720	-
February 19, 2019	64,500	-
February 19, 2019	55,125	-
March 13, 2019	55,125	-
May 14, 2019	26,500	-
May 17, 2019	27,825	-
August 1, 2019	56,194	-
August 7, 2019	55,125	-
October 3,2019	5,350
October 25, 2019	6,825

Total	$1,308,092	$938,754

Less: unamortized debt discount	-	(313,909)

Total convertible notes payable, net of discounts	$1,308,092	$624,845

During the year ended December 31, 2019, the Company recognized interest expense of $1,259,889 and $1,295,055, respectively, all of which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized.

During the year ended December 31, 2019, the Company converted principal and unpaid accrued interest totaling $251,521 into an aggregate of 17,803,260 shares of common stock.

The Company has twenty (20) outstanding convertible notes as of December 31, 2019, with a total outstanding principal of $1,308,092. The 2019 notes mature from January 2020 to May 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

The notes may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion prices of the notes include The conversion price shall be the 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

For some notes, the Company agreed to pay a one-time interest charge of 9% of the principal amount for each note. The notes may be converted at specified times per the respective agreements. The conversion price shall be 75% multiplied by the lowest trading price during the 10 prior trading days period ending on either (i) the last complete trading day prior to conversion date or (ii) the conversion date.

All terms of the notes, including but not limited to interest rate, prepayment terms, conversion discount or look-back period will be adjusted downward if the Company offers more favorable terms to another party, while this note is in effect.

The notes may be redeemed by the Company at rates ranging from 105% to 130% depending on the redemption date provided that no redemption is allowed after the 180th day.

The following table is a rollforward of activity, by each noteholder, for the years ended December 31, 2019 and 2018:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19

1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	0
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,055)	-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$53,500	8/1/2019	2/7/2020	3,500	-	-	-	-		56,194	-	-	56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	5,125	-	-	-	-		55,125	-	-	55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825

Convertible note total					242,113	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092

As additional consideration, the Company is to issue to Adar Bays Capital shares of common stock with a value equal to 25% if each note, determine at the time of signing of each note.

As of December 31, 2019, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of December 31, 2019, the Company recorded a general default reserve of $1,769,791.

NOTE 11 – DERIVATIVE LIABILITIES

The Company classified certain conversion features in the convertible notes and preferred stock issued as embedded derivative instruments due to the variable conversion price feature and potential adjustments to conversion prices due to events of default. These conversion features are recorded as derivative liabilities at fair value in the consolidated financial statements. These fair value estimates were measured using inputs classified as Level 3 of the fair value hierarchy. The Company develops unobservable Level 3 inputs using the best information available in the circumstances, which might include its own data, or when it believes inputs based on external data better reflect the data that market participants would use, its bases its inputs on comparison with similar entities. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, the Company decided a Lattice-Based Simulation model, which incorporates inputs classified as Level 3 was appropriate.

The following table present the assumptions used in the Lattice-Based and Black-Scholes Simulation models to determine the fair value of the derivative liabilities as of December 31, 2019 and 2018:

December 31, 2019
Risk-free interest rates	1.74 – 2.63%
Expected life (years)	0.05 – 1.00 years
Expected dividends	0%
Expected volatility	226 – 736%

December 31, 2018
Risk-free interest rates	2.22 - 2.69%
Expected life (years)	0.20 - 1.08 years
Expected dividends	0%
Expected volatility	270 – 796%

During the year ended December 31, 2019, the Company recorded new derivative liabilities of $8,443,538 related to the issuance of convertible notes payable and Series D-2 Preferred Stock. and converted $2,255,704 in derivative liability to additional paid-in capital due to conversions of notes payable into common stock.

During the year ended December 31, 2018, the Company recorded initial derivative liabilities of $3,229,344. Upon initial valuation, the derivative liability exceeded the face value of the related convertible note payable by approximately $1,637,572, which was recorded as a day one loss on derivative liabilities.

The following table provides a roll-forward of the fair values of the Company’s derivative liabilities:

Year Ended December 31, 2019
Balance – December 31, 2018	$2,696,470
Issuance of new derivative liabilities	7,592,844
Conversions to paid-in capital	(822,187)
Reclass to additional paid-in capital	(582,824)
Change in fair market value of derivative liabilities	(3,524,861)
Balance – December 31, 2019	$5,359,442

For the Year Ended December 31, 2018
Balance - December 31, 2017	$-
Issuance of new derivative liabilities	3,229,344
Conversions to paid-in capital	(1,293,381)
Change in fair market value of derivative liabilities	760,509
Balance – December 31, 2018	$2,696,470

NOTE 12 – MERCHANT FINANCING

On June 27, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $19,400. This agreement provides for payment over 7 months and carried a fee of $7,600. This obligation is not convertible under any terms into Company stock.

On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed of approximately $35,000 by the Company.

On September 24, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $14,550. This agreement provides for payment over 3.5 months and carried a fee of $4,800. This obligation is not convertible under any terms into Company stock.

On September 24, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $17,666. This agreement provides for payment over 9 months and carried a fee of $12,900 and retired a prior obligation of $15,353. This obligation is not convertible under any terms into Company stock.

On October 11, 2019, the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock. The balance of this note is approximately $360,000 as of December 31, 2019.

On November 4, 2019, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Libertas Funding and received $145,500. This agreement provides for payment over 6 months and caries a fee of $4,500. This obligation is not convertible under any terms into Company stock. The balance of this note is approximately $162,000 as of December 31, 2019.

On December 18, 2019, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $24,279.49. This agreement provides for payment over 8.5 months and carried a fee of $24,759.91 and retired prior obligation of $29,020.60. This obligation is not convertible under any terms into Company stock.

On December 23, 2019, the Company’s Red Wire Group subsidiary entered into a future receivable purchase agreement with Vox Funding and received $24,200. This agreement provides for payment over 5.5 months and carried a fee of $12,050. This obligation is not convertible under any terms into Company stock.

As of December 31, the Company had total merchant financing payables of $631,664 with unamortized discounts of $158,835 for net payable of $472,829.

NOTE 13 - STOCKHOLDERS’ DEFICIT

Amendments to Articles of Incorporation

As of December 31, 2019, the Company’s Articles of Incorporation, as amended and restated, is authorized to issue 8,000,000,000 shares of common stock at par value of $0.0001 and 50,000,000 shares of preferred stock at par value of $0.00001.

Reverse Stock Split

On October 18, 2019, the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. The authorized common shares remain at 8 billion authorized common stock.

Preferred Stock

The Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors, may increase or decrease (but not below the number of shares such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

The Series B Redeemable Convertible Preferred Stock is classified as temporary equity as it is mandatorily redeemable by the holder at a future date. The Series D-1 and D-2 Preferred Stock are classified as temporary equity as they are redeemable immediately. The Series D-3 Preferred Stock is also classified as temporary equity due to its put option, which providers the holders the right to put the shares to the Company for cash if they elect not to convert into shares of common stock.

Series A Preferred Stock

As of December 31, 2019, there were 10,000,000 designated shares of Series A Preferred Stock.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of any junior stock by reason of their ownership of such stock an amount per share for each share of Series A Preferred Stock held by them equal to the sum of the liquidation preference. If upon the liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Series A Preferred Stock are insufficient to permit the payment to such Holders of the full amounts specified in this Section then the entire remaining assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

Redemption

The Series A Preferred Stock shall have no redemption rights.

Conversion

The “Conversion Ratio” per share of the Series A Preferred Stock in connection with any Conversion shall be at a ratio of 1:20, meaning every (1) one Preferred A share shall convert into 20 shares of Common Stock of the Company (the “Conversion”). Holders of Class A Preferred Shares shall have the right, exercisable at any time and from time to time to convert any or all their shares of the Class A Preferred Shares into Common Stock at the Conversion Ratio.

Voting

The Holder of each share of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder; and, (b) by 20. The holders of Series A Preferred Stock shall vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stock shareholders of the Company

2019 and 2018 Transactions

During the year ended December 31, 2019, the Company issued Series A Preferred Stock as follows:

-	The Company issued 1,915,151 Series A shares upon conversion of accounts payable, accrued liabilities, board director fees and due to stockholders totaling $1,154,591.
-	The Company issued 114,165 Series A shares for compensation and 154,500 shares for professional services for an aggregate fair value of $103,247.
-	In October 2019, the Company issued 500,000 Series A shares in connection with the Bluwire acquisition.

During the year ended December 31, 2018, the Company issued 1,500,000 shares of Series A shares for services.

As of December 31, 2019 and 2018, there was 9,183,816 and 6,500,000 shares of Series A Preferred Stock deemed issued and outstanding.

Series B Preferred Stock

As of December 31, 2019, there were 1,000,000 designated shares of Series B Preferred Stock.

Liquidation

Holders of Series B Preferred Stock shall have a liquidation preference junior to Series A holders.

Conversion

Each share of Series B Preferred Stock shall be convertible at the option of the holder at any time into shares of common stock at a conversion price equal to 65% multiplied by lowest average traded price during the ten (10) trading day period ending.

Voting

Series B Preferred Stock shall be non-voting on any matters requiring shareholder vote.

Dividends

Series B Preferred Stock will carry an annual cumulative dividend, compounded monthly, payable solely upon redemption, liquidation or conversion.

Redemption

The Series B Preferred Stock is mandatorily redeemable by the holder 15 months after issuance, and therefore is classified as temporary equity in the consolidated balance sheet.

2019 and 2018 Transactions

During the year ended December 31, 2019, the Company issued Series B Preferred Stock as follows:

-	The holders of 68,000 shares of Series B Preferred Stock converted these shares for 1,815,742 shares of common stock.
-	In November 2019, the Company issued 68,000 shares of Series B Preferred Stock for $68,000.
-	In December 2019 the company issued 53,000 shares of Series B Preferred Stock for $53,000.

During the year ended December 31, 2018, the Company issued Series B Preferred Stock as follows:

-	On January 31, 2018, the Company sold 203,000 shares of Series B Preferred Stock to Geneva Roth Remark Holdings, Inc. (“Geneva”) in exchange for $203,000 before fees.
-	On March 20, 2018, Geneva agreed to purchase an additional 63,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018.
-	On July 31, 2018, Geneva converted 15,000 Series B Preferred shares into 7,328 shares of common stock. On August 14, 2018, Geneva converted 15,000 Series B Preferred shares into 15,007 shares of common stock. On August 23, 2018, Geneva converted 20,000 Series B Preferred shares into 20,583 shares of common stock. On September 10, 2018, Geneva converted 25,000 Series B Preferred shares into 41,732 shares of common stock. On September 13, 2018, Geneva converted 25,000 Series B Preferred shares into 42,742 shares of common stock. On September 20, 2018, Geneva converted 25,000 Series B Preferred shares into 52,579 shares of common stock. On September 26, 2018, Geneva converted 20,000 Series B Preferred shares into 56,533 shares of common stock.
-	On September 13, 2018, Geneva converted 25,000 Series B Preferred shares into 42,742 shares of common stock. On September 20, 2018, Geneva converted 25,000 Series B Preferred shares into 52,579 shares of common stock. On September 26, 2018, Geneva converted 20,000 Series B Preferred shares into 56,533 shares of common stock. On September 13, 2018, Geneva agreed to purchase an additional 68,000 Series B Preferred shares for $63,000 under the same terms as the initial purchase on January 31, 2018.
-	On October 1, 2018, Geneva converted 18,600 Series B Preferred shares for 73,022 of common stock. On October 2, 2018, Geneva converted 17,900 Series B Preferred shares for 72,9776 of common stock. On October 3, 2018, Geneva converted 17,995 Series B Preferred shares for 73,364 of common stock. On October 4, 2018, Geneva converted 5,905 Series B Preferred shares for 24,074 of common stock. On October 4, 2018, Geneva converted 12,000 Series B Preferred shares for 48,923 of common stock. On October 8, 2018, Geneva converted 17,200 Series B Preferred shares for 72,928 of common stock. On October 9, 2018, Geneva converted 33,800 Series B Preferred shares for 152,586 of common stock.

Series C Preferred Stock

As of December 31, 2019, there were two designated shares of Series C Preferred Stock.

The Series C Preferred Shares have no equity value, no preference in liquidation, is not convertible into common shares and does not accrue dividends or have redemption rights. Each issued and outstanding share of Series C Preferred Stock authorizes the holder to vote eight billion (8,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws at a cost of $1.00 per share. Holders of shares of Series C Preferred Stock shall vote together with the holders of Common Shares as a single class.

On August 6, 2018, the Company authorized the issuance of one share of our Series C Preferred Shares to the founder, Angelo Ponzetta.

As of December 31, 2019 and 2018, there is one share of S Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

Series D Preferred Stock are “Blank Check” Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges and other features of this stock.

The total number of shares of Series D Preferred Stock the Company is authorized to issue is ten million (10,000,000) shares.

Series D-1 Preferred Stock

On July 2, 2018, the Company entered in to Equity Line of Credit agreement with Oasis Capital, LLC (“Oasis Agreement”) and as a part of that Agreement the Company created a subset Series D-1 Preferred Stock from the authorized Series D Preferred Stock having special rights and privileges as follows:

As of December 31, 2019, there were 311,250 shares designated as Series D-1 Preferred Stock with a stated value of $2.00 per share (the “Stated Value”).

Liquidation

Holders of Series D-1 Preferred Stock shall have a liquidation preference junior to Series A, B and C holders. Upon any liquidation, dissolution or winding-down of the Company, the holders of the shares of Series D-1 Preferred Stock shall be paid in cash an amount for each share of Series D-1 Preferred Stock held by such holder equal to 140% of the Stated Value plus any dividends accrued but unpaid.

Conversion

Each share of Series D-1 Preferred Stock, together with accrued but unpaid dividends, shall be convertible at the option of the holder at any time into shares of common stock as is determined by dividing the Stated Value per share being converted plus accrued and unpaid dividends by the Series D-1 Conversion Price. The “Series D-1 Conversion Price” per share of Common Stock shall be the lowest traded price of the Common Stock during the thirty (30) trading day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the Conversion Date or (ii) the Conversion Date.

Voting

Series D-1 Preferred Stock shall be non-voting except on certain major corporate actions or as required by law. In the event of such a right to vote, each holder of Series D-1 Preferred Stock shall have the right to the number of votes equal to the number of Conversion Shares then issuable upon conversion of the Series D-1 Preferred Stock held by such holder.

Dividends

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

Redemption

Shares of the Series D-1 Preferred Stock shall be redeemable in cash, at any after the issuance of the respective Series D-1 Preferred Stock at a price per share equal to 125% of the Stated Value plus the amount of accrued but unpaid dividends, provided, however, that 125% shall be replaced with 140% if the Company exercises its option to redeem the Series D-1 Preferred Stock after the initial 60 calendar day period. Therefore, the Series D-1 Preferred Stock is classified as temporary equity in the consolidated balance sheet.

2019 and 2018 Transactions

During the year ended December 31, 2019, the Company issued Series D-1 Preferred Stock as follows:

-	During the first quarter of 2019, Oasis Capital converted 28,500 shares for 630,000 shares common stock and reduced the principal outstanding balance by $57,000. As such, the Company recorded a change in derivative liability associated the Series D-1 Preferred Shares of $86,428.
-	On March 14, 2019, the Company executed an agreement with Oasis Capital, whereby the Company agreed to exchange the remaining outstanding 282,750 Series D-1 shares for 282,750 Series D-2 Preferred Shares. In addition, the Company executed an agreement whereby 62,250 outstanding D-1 shares were exchanged for 62,250 Series D-2 preferred shares in exchange of $100,000. In addition, the Company agreed to pay 1,425 shares of D-2 shares as a finance charge for this agreement. The excess fair value of the shares exchanged was recorded as additional interest expense.

During the year ended December 31, 2018, the Company issued Series D-1 Preferred Stock as follows:

-	In connection with the Oasis Agreement, Oasis Capital was issued 311,250 shares of the Company’s Series D-1 Preferred Stock for a total value of $622,500. The Company recorded a derivative liability of $700,000 associated with Series D-1 Preferred Shares.

As of December 31, 2019 and 2018, there are 0 and 311,250 Preferred Series D-1 shares issued and outstanding, respectively.

Series D-2 Preferred Stock

The total number of shares of Series D-2 Preferred Stock the Company is authorized to issue 2,500,000 shares, with a stated value of $2.00 per share.

Dividends

Before any dividends shall be paid or set-side for payment on any junior security, each holder of Series D-2 Preferred Stock shall be entitled to receive dividends payable on the stated value of the Series D-2 Preferred Stock at a rate of 8% per annum, or 18% per annum following the occurrence of an event of default, which shall be cumulative and be due and payable in shares of common stock on the conversion date or in cash on the redemption date. Such dividends shall accrue from the date of issue of each share of Series D-2 Preferred Stock.

Liquidation

Holders of Series D-2 Preferred Stock shall have a liquidation preference junior to Series A, B, C and D-1 holders.

Conversion

Each share of Series D-2 Preferred Stock, together with accrued but unpaid dividends, shall be convertible at the option of the holder at any time into shares of common stock as is determined by dividing the Stated Value per share being converted plus accrued and unpaid dividends by the Series D-2 Conversion Price. The “Series D-2 Conversion Price” per share of Common Stock shall be the lowest traded price of the Common Stock during the thirty (30) trading day period ending, in Holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the Conversion Date or (ii) the Conversion Date.

Redemption

The Series D-2 Preferred Stock is classified temporary equity due to the fact that the shares are redeemable immediately.

2019 Transactions

The Company issued 346,625 Series D-2 shares to Oasis Capital with a value of $692,850. On April 1,2019, Oasis Capital received $103,500 in exchange for 103,500 Series D-2 shares. On May 9, 2019, the Company received $50,000 in exchange for 45,045 Series D-2 Preferred Shares from Oasis Capital with which the Company had previously executed the PIPE Securities Purchase Agreement in March of 2019. During the year ended December 31, 2019 Oasis Capital redeemed $127,580 or 63,790 shares of its Series D-2 Preferred shares for 3,000,000 common shares. In addition, Oasis purchased an additional 9,009 series D-2 Preferred shares for $10,000. For the year ended December, 2019, Oasis redeemed and exchanged $127,580 or 63,790 shares of its D-2 Preferred shares for 10,536,281 commons shares.

On April 3, 2019, the Company entered into a Securities Exchange Agreement with Mr. D’Alleva and issued him 332,032 Series D-2 Preferred Shares in exchange for the 6,250,000 common shares that Mr. D’Alleva had previously purchased from the Company.

Mr. D’Alleva received 318,750 Series D-2 shares in exchange for the 62,500 common shares that he previously purchased for $531,250. He will also receive an additional 13,282 Series D-2 Preferred shares in the form of debt discount in this share exchange.

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

In addition, on April 3, 2019, the Company entered into a PIPE Securities Purchase Agreement with a key technology vendor where the Company exchanged 125,000 Series D-2 Preferred Shares for $200,000 of Company debt held by that vendor. An additional $50,000 was expensed as a result of this transaction. During the fourth quarter Oasis converted 6.040 Series D-2 Preferred shares.

The Company recorded an initial $775,808 derivative liability in connection with the issuance of Series D-2 Preferred Stock.

As of December 31, 2019 the Company had 935,368 Series D-2 Preferred Shares with a redemption value of $2,442,542.

Series D-3 Preferred Shares

The total number of shares of Series D Preferred Stock the Company is authorized to issue is 500,000 shares.

Conversion

The Holder may convert some, part of all of the Series D-3 shares into common shares of the Company based on the closing market price on the day before notice of conversion is presented to the Company.

Dividends

The Company will pay dividends on the Series D-3 Preferred Stock at the rate of 10% per annum and shall pre-pay the Holder the first 12 month’s dividends from proceeds. After 12 months the Company would pay the pro-rata interest on a monthly basis due the first of each month and late after the 10th of each month.

Redemption

At the option of the Holder the Company may be obligated to redeem any non-converted shares of Series D-3 Preferred Stock that are not deemed to be incentive shares and that are not deemed to be settlement shares through the issuance of a “PUT” to the Company. At the conclusion of the PUT Notice Period, the Holder may at any time request a redemption of some, part, or all of Holder’s any non-converted shares of Series D-3 Preferred Stock by providing the Company with a PUT DEMAND. The Company would then be obligated to redeem any undisputed Securities within 10 business days of receipt of the PUT DEMAND. The Holder may at any time after issuing a PUT NOTICE rescind the PUT option which could then only be re-instituted through a future PUT NOTICE. The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT.

Transactions

On September 29, 2018, the Company issued 20,000 shares of Series D-3 Preferred Shares to Gianni Ponzetta effective at a price of $5.00 par value per share in exchange for $100,000 in loans in which had been previously provided. The Company also issued 4,000 Series D-3 preferred shares to Gianni Ponzetta with a value of $20,000 as incentive shares at no additional costs to Gianni Ponzetta for which were expensed as stock based compensation. Lastly, The Company issued 30,846 shares of Series D-3 Preferred Shares to Gianni Ponzetta in exchange of $154,234 which was owed to Gianni Ponzetta.

As of December 31, 2019 and 2018, there were 54,840 Preferred Series D-3 shares outstanding at $5.00 par representing a total of $274,234. There were accrued dividends of $34,482 at December 31,2019

Series D-5 Preferred Stock

The total number of shares of Series D-5 Preferred Stock the Company is authorized to issue 1,000,000 shares, with a stated value of $4.00 per share.

Liquidation

The holders shall be paid in cash after the holders of the superior preferred shares (Series A, B, D-1, and D-2), but before any junior securities, including common shares and other shares have no liquidation preferences.

Conversion

The holder may convert some or all of its Series D-5 Preferred Shares into common shares of the Company based on the closing market price on the day of or the day before notice of conversion.

Dividends

Series D-5 Preferred Stock will carry an annual dividend of 6% which will be paid in arrears.

Voting

Holders of the shares of Series D-5 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law.

2019 Transactions

On February 21, 2019, the Company issued 37,500 shares for 25% interest in the Red Wire Group. On March 14, 2019, the Company issued 82,588 shares of Series D-5 Preferred Stock for 92.5% interest in Rune. See Note 4. In addition, the Company issued 2,625 Series D-5 shares in exchange for professional Services.

As of December 31, 2019, the Company had 128,494 Series D-5 Preferred Shares outstanding with a face value of $513,976. The company recorded had accrued dividends of $20,452 as of December 31, 2019.

Series D-6 Preferred Stock

The total number of shares of Series D-6 Preferred Stock the Company is authorized to issue 1,000,000 shares, with a stated value of $5.00 per share.

Liquidation

The holders shall be paid in cash after the holders of the superior preferred shares (Series A, B, D-1, and D-2), but before any junior securities, including common shares and other shares have no liquidation preferences.

Conversion

The holder may convert some or all its Series D-6 Preferred Shares of the Company based on the closing market price on the day of or the day before notice of conversion.

Dividends

Series D-6 Preferred Stock shall not declare or accrue any dividends.

Voting

Holders of the shares of Series D-6 Preferred Stock shall not have the right to vote on any matter as to which shareholders are required or permitted to vote, except as otherwise required by law

2019 Transactions

- The Company issued 55,600 shares for an additional 75% interest in the Red Wire Group. See Note 4.

- The Company issued 7,080 shares as compensation for a value of $35,400.

- The Company issued 42,000 shares pursuant to the acquisition of Social Sunday. See Note 4.

As of December 31, 2019, the Company had 104,680 Series D-6 Preferred Shares with a face value of $523,400.

Common Stock

2018 Transactions

The Company issued 1,000,000 shares for the acquisition of EAI in 2018.

The Company issued 31,250 shares to a stakeholder for total proceeds of $500,000. The Company received $100,000 at issuance and was to receive $400,000 in payments from June 2018 through October 2018 at the rate of $80,000 per month.

In June 2018, the same stakeholder as described above, who joined the advisory board in June 2018, purchased an additional 31,250 shares at a discounted price of $0.01 per share. As a result of the discount, the Company recognized stock compensation of $218,750.

As discussed above, the Company issued 4,696,568 shares with the convertible debt and 754,379 shares of common stock were issued as a result of converted Series B Preferred Stock.

The Company issued 121,573 shares to various consultants and recognized stock compensation expense of $579,927 for both the year ended December 31, 2018. The stocks were issued for services rendered to the Company in the form of consulting related to various professional services. The Company recorded the fair market value of the consideration provided over the service period. The fair market value of the common stock was based upon the closing market price of the Company’s common stock.

The Company issued 21,247 shares for an exchange of the settlement of the convertible debt. The Company issued 30,000 common shares to Oasis Capital in exchange for Preferred shares.

2019 Transactions

On October 18, 2019. the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. All of the above transactions occurred prior to the completion of the Reverse Stock split and with the exception of the authorized common shares which remain at 8 billion authorized common stock issuances listed here had the effect of being divided by 100.

The Company issued an aggregate of 17,803,260 shares in exchange of the settlement of convertible debt. The Company issued 12,652,023 common shares to Geneva Roth and Oasis Capital in exchange for Preferred Shares.

As of December 31, 2019, and December 31, 2018, 36,410,374 and 654,251,953 shares of common stock were issued and outstanding, respectively.

NOTE 14 - INCOME TAXES

The Company operates in the United States and its wholly owned subsidiaries operate in Japan, Hong Kong and Switzerland and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2019	2018
Tax jurisdiction from:
- US	$(11,180,704)	$(7,942,359)
- Foreign
Hong Kong (HK)	(788,542)	(470,131)
Japan (JP)	(39,642)	(71,296)
Switzerland (EU)	(215,687)	(283,378)
Loss before income taxes	$(12,146,948)	$(8,767,146)

There was no provision for income taxes for the years ended December 31, 2019 and 2018, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2018 and 2017, for United States is 21% for (2019) and 34% for (2018), Hong Kong is 16.5%, Japan is 30%, and Switzerland is 20%, whereas the actual rate was zero. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and permanent differences due to a significant amount of non-cash income and expenses.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Deferred tax assets:
NOL carryforwards
United States – current rate	$2,917,945	$961,780
United States – effect of change in statutory rate	-	-
-Foreign	728,789	569.412
Total	3,646,734	1,531,192
Less: valuation allowance	(3,646,734)	(1,531,192)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law including lowering the corporate tax rate from 34% to 21%. In addition to applying the new lower corporate tax rate in 2019 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2019. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no impact on the balance sheet.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2019 and 2018. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $12,100,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $3,700,000 as of December 31, 2019. These carryforwards begin to expire in 2024.

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

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $3,646,734 and $1,531,192 for deferred tax assets existing as of December 31, 2019 and 2018, respectively. The change in the valuation allowance was an increase of $2,115,542 and $1,092,042 for the years ended December 31, 2019 and 2018, respectively. The valuation allowance as of December 31, 2019 and 2018 is attributable to NOL carryforwards in the United States and foreign jurisdictions.

The Company’s tax returns are subject to examination by tax authorities in the U.S., various state and foreign jurisdictions. The Company is generally no longer subject to examinations for years prior to 2013. The Company is currently delinquent in its income tax filings.

NOTE 15 - COMMITMENTS

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of and during the year ended December 31, 2020, management determined that there were no variable lease costs.

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset and liability of $303,071. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum rental payments in 2020 and 2021 are $276,756 and $55,328, respectively, and the imputed interest is $29,013.

Operating Leases

The Company and its subsidiaries have various short-term leases that mature in 2020.

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six month’s notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the year ended December 31, 2019, the Company paid $476,037 under the contract to which an additional $142,037 was payable as of December 31, 2019. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc. See Note 10 for discussion regarding issuances of Series A and common stock to the third party.

Contingencies

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital (“Bellridge”) vs 12 ReTech Corporation. Bellridge claims that the Company is in default of two of its convertible promissory notes, dated September 14, 2018 and October 17, 2018, with a combined remaining principal balance of $117,000 due to Bellridge, for not having sufficient common share reserves to satisfy Bellridge’s conversion requirements. The Company has not reserved any specific amounts in regards to this claim, as management believes that Bellridge’s claims may later be able to be settled for cash or by providing a larger common share reserve. To the best of management’s knowledge, Bellridge has not taken other actions.

●	Garden Concessions LLC (“Garden”) vs Bluwire Group LLC (“Bluwire Group”) and 12 ReTech Corporation. Garden agreed to provide $300,000 in new funding to Bluwire Group under certain terms and conditions. On October 7, 2019, Bluwire Group and the Company agreed to those terms, subject to certain disbursement stipulations provided by the Company. No funds have ever been disbursed by Garden to Bluwire Group nor to the Company. On April 9, 2020, the Company received a demand letter from Garden, which was promptly answered by the Company, as no loan from Garden was ever consummated. To the best of management’s knowledge, Garden has not taken other actions. See Note 9.

●	J&S Properties (“J&S”) vs 12 ReTech Corporation. A cause of action was filed by J&S on February 20, 2020 against the Company in the state of Utah, for a failure to make lease payments on a lease that was never executed by the Company, but rather was executed by Emotion Apparel, Inc., a California corporation, prior to the Company’s acquisition of Emotion Apparel, Inc and subsequent divestiture. At no time did the Company make any payments to J&S, nor agree to guarantee any payments to nor or have any other involvement with J&S. Therefore, it is management’s belief that this cause it meritless, and that the State of Utah lacks jurisdiction, as 12 ReTech does not itself do business in the state of Utah. The Company has retained counsel in this matter, who has communicated to counsel for J&S.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors.

●	Leider Enterprises (“Leider”) vs. Bluwire Sun LLC (“Bluwire Sun”). Leider filed suit in Palm Beach County, Florida, on May 1, 2010 against Bluwire Sun, alleging a failure by Bluwire Sun to make certain payments to Leider in the amount of at least $15,000, for product delivered to various locations not owned by Bluwire Sun. Management does not believe that this matter is accurate nor material but has retained counsel to represent its interests.

●	Samantha Sisca (“Sisca”) was the Seller of the membership interests of Social Decay LLC d/b/a Social Sunday (“Social”) to the Company. The Company may have claims and/or causes of actions against Sisca for misrepresentation, breach of contract, and other claims. On April 15, 2020, Sisca terminated her employment with the Company. Management has not determined the extent of its claims, nor what actions are in the best interests of shareholders.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2019 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows;

Subsequent Events:

-	On January 4, 2020, the Company’s Rune subsidiary entered into another future receivable purchase agreement with Vox Funding and received $14,500. This agreement provides for payment over 70 business days and carried a fee of $4,850. This obligation is not convertible under any terms into Company stock.

-	On January 16, 2020, Geneva agreed to purchase an additional 53,000 Series B Preferred shares for $53,000 under the same terms as their prior purchases.

-	On January 24, 2020, the Company’s Social Sunday subsidiary entered into a first future receivable purchase agreement with Vox Funding and received $14,500. This agreement provides for payment over 3.5 months and carried a fee of $4,850. This obligation is not convertible under any terms into Company stock.

-	In March 2020, as a subsequent event and as part of the Company’s streamlining operations and as a result of COVID-19, the Company filed a Chapter 11 Reorganization of Red Wire Group, LLC. The Company’s 12 Fashion Group, a division 12 Retail, continues to service Red Wire Group customers under the trade name Red Wire Design.

-	On March 3, 2020, the Company’s Social Sunday subsidiary entered into a second future receivable purchase agreement with Vox Funding and received $5,605. This agreement provides for payment over 2 months and carried a fee of $1,895. This obligation is not convertible under any terms into Company stock.

-	On March 5, 2020, the Company’s Bluwire subsidiary entered into a third future receivable purchase agreement with Reliant Funding and received $83,000. This agreement provides for payment over 6 months and caries a fee of $3,000. This obligation is not convertible under any terms into Company stock.

-	On March 16, 2020, the President of the United States of America issued a stay-at-home instructions and business closure directive in response to COVID-19 pandemic. Management took steps to promptly close all of its Bluwire stores and Fashion Group operations, laying off the vast majority of its employees. The Company’s landlords and Libertas, Vox and Reliant have all agreed to collections deferment of an indeterminant duration. The Fashion Group continues limited operations in creating and producing PPE materials.

-	On March 18, 2020 the Company received $30,000 from Adar Alef, LLC (“Adar”) from a $33,600 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

-	On March 25, 2020 the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $33,600. The consideration to the Company is $30,000 with $3,600 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

-	In the first quarter of 2020, LG converted $20,100 of principle and $2,274 of interest of the outstanding convertible note into 36,764,27 common shares.

-	In the first quarter of 2020, SBI Investments converted $4,722 of principle of the outstanding convertible note into 12,649,250 common shares.

-	During the first quarter of 2020, Adar Alef converted $25,410 of principle and $5,549 of interest of the outstanding convertible note into 84,000,954 common shares.

-	During the first quarter of 2020, Oasis Capital converted 5,450 Series D -2 Shares or $10,900 of principle of the outstanding convertible note into 25,642,105 common shares.

-	On March 27, 2020, passed the Cares Act allowing companies to apply for SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2020, the Company’s subsidiaries quality and received an aggregate of $294,806.78 in PPP loans.

-	In the second quarter of 2020, LG converted $7,170 of principle and $1,417 of interest of the outstanding convertible note into 90,613,000 common shares.

-	During the second quarter of 2020, Adar Alef converted $17,886 of principle of the outstanding convertible note into 191,118,916 common shares.

-	In the second quarter of 2020, SBI Investments converted $880 of principle of the outstanding convertible note into 9,780,003 common shares.

-

In April 2020, the Company authorized one million (1,000,000) shares of Series D-4 Preferred stock with a face value of $100  and no dividends, are non-voting, and have a liquidation preference after Series D-3 Preferred Shares. These shares are convertible into the Company’s Common Shares at no discount.

ITEM 9. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of December 31, 2019 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 as a result of the identification of the material weaknesses described below.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as two or three individuals initiate, authorize and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (3) the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2020: (i) adopt sufficient written policies and procedures for accounting and financial reporting, (ii) complete the implementation of QuickBooks Enterprise solution for consistent recording and accounting of all transactions across all business groups started in 2019. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2019 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

The following sets forth information about our directors and executive officers as of December 31, 2019.

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

Appointment of new directors and officers (last five years to present)

Mr. Angelo Ponzetta

President, Chief Executive Officer, Secretary and Chairman of the Board of Directors & Founder. Mr. Ponzetta also serves as the sole director or CEO or managing member (as appropriate) of each of our subsidiaries:

Mr. Ponzetta has served as our Chief Executive Officer, President, Secretary and Chairman of the Board of Directors since June 27, 2017. Mr. Ponzetta served as the Chief Executive Officer and Secretary of 12 Hong Kong, Ltd from 2010 and still serves in that capacity since 12 Hong Kong was acquired by the Company on June 27, 2017. Mr. Ponzetta has extensive experience in technology, engineering and retail. It was based on these experiences that he became the driving force behind the Company’s potentially disruptive technology.

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

Mr. Ponzetta was educated in Switzerland where he obtained his first degree in Engineering Micro-Computer from Bern Technikum. He also has a Bachelors Degree in Organizational Management from the OMS in Zurich, and a Bachelor’s Degree in Business Administration from the GSBA in Zurich.

Mr. Daniele Monteverde

Chief Financial Officer since June 27, 2017 and a Director of the Company since October 30, 2017.

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

Mr. Monteverde holds a Ph.D. in Engineering (Specializing in Business Administration) from the University of Buenos Aires.

Ms. Emily Santamore

President of 12 Fashion Group, and unincorporated division of 12 Retail Corporation since January 23, 2020.

From 2013 to present, Ms. Santamore served as the senior executive of Rune NYC LLC, which was acquired by the Company in March 2019. Ms. Santamore is a fashion industry professional, who previous to founding Rune NYC, developed and launched more than 15 other brands for a major international fashion house. She was named as Remodista Woman to Watch In Retail Disruption 2017 and has received numerous other awards.

Ms. Santamore is a serial entrepreneur, whose first company, Moral Fever, was launched in 2003 to provide sustainable women’s fashions.

She received a Bachelor of Fine Arts from the Tyler School of Art at Temple University in 2002.

Mr. Dominick D’Alleva

Advisory Board Member of the Company since June 2018.

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

Richard J. Berman

Advisory Board Member of the Company since October 30, 2017.

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

From 2002 to 2010, he was a director of Nexmed Inc where he also served as Chairman/CEO in 2008 and 2009 (now called Apricus Biosciences, Inc.). From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO and was a director from 1998 to 2012. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery Company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions in over 300 deals.

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

Mr. Acosta holds a Bachelor’s Degree in Business Administration from the Instituto Tecnologico of Santo Domingo “INTEC”.

Kirk Kimerer – Former Chief Marketing Officer.

Kirk Kimerer served as Chief Marketing Officer from October 2017 until August 2018. Due to the delays with the Company’s original planned acquisitions and as part of the Company’s continued efforts to reduce costs and benefit shareholders, the board of directors and Mr. Kimerer decided in August 2018 to temporarily eliminate the position of Chief Marketing Officer until such time as the Company has substantial retail operations. Mr. Kimerer is pursuing his other interests while he still a “friend” to the Company.

Daniel Wong – Former 12 Hong Kong Ltd Chief Operating & Technology Officer.

Mr. Wong was appointed on Jan. 1, 2018 as the Chief Operating and Technology Officer of 12 Hong Kong, Ltd under an unspecified term on an “at will” basis agreement with 12 Hong Kong, Ltd with an annual Salary of $150,000 U.S. Mr. Wong was terminated by mutual agreement in June 2018.

Stefan Gugisberg – Former 12 Europe A.G. Chief Executive Officer.

Mr. Stefan Gugisberg was appointed on November 1, 2017 as the Chief Executive Officer of 12 Europe A.G. (now defunct), with an annual salary of $144,000 U.S. Mr. Gugisberg was terminated by mutual agreement effective October 31, 2018. A package to terminated Mr. Gugisberg employment included total compensation of CHF 43,924 or approximately USD $48,593 to be paid in instalments.

To our knowledge, during the last five years none of our directors and executive officers (including those of our subsidiaries) has:

Yes	●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

In September 2019, the Company completed a bankruptcy and liquidation of it’s wholly-owned subsidiary, 12 Europe A.G., of which Angelo Ponzetta was a Board Member.

On March 6, 2020 (subsequent event), the Company filed a Chapter 11 Subsection V bankruptcy filing on its Red Wire Group LLC subsidiary. Angelo Ponzetta managing member.

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

Audit Committee

We have not yet appointed an audit committee and our board of directors currently acts as our audit committee. At the present time, we believe that the members of the board of directors are collectively capable of analysing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do look for oversight advice from our Advisory Board as well. Our Company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert upon completing an acquisition of an operating Company.

Advisory Board of Directors:

On October 30, 2017, the Company has created an Advisory Board of Directors to bring additional experience and strategic contacts to the Company. In October 2017, the Company appointed Richard Berman. In June 2018, the Company appointed Dominck D’Alleva. The Company is actively interviewing other qualified candidates for future consideration.

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

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended December 31, 2019 and December 31, 2018.

Summary Compensation Table
Name and Principal Positions	Year	Accrued Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Angelo Ponzetta, CEO, Chairman	2018	$150,000	None	None	None	None	None	$150,000
Angelo Ponzetta, CEO, Chairman (1)	2019	$150,000	None	None	None	None	None	$150,000
Daniele Monteverde CFO, Director	2018	$120,000	None	None	None	None	None	$120,000
Daniele Monteverde CFO, Director (2) CFO, Director	2019	$120,000	None	None	None	None	None	$120,000
Kirk Kimerer CMO (3) Joined 10/19/17	2018	$26,798	None	None	None	None	None	$26,798
Richard J. Berman Advisory Board (4) Joined 10/30/17	2018	$120,000	None	None	None	None	None	$120,000
Richard J. Berman Advisory Board (4) Joined 10/30/17	2019	$120,000	None	None	None	None	None	$120,000
Emily Santamore CEO (5) Join 03/19	2019	$90,000	None	None	None	None	None	$90,000
Dominic D’Alleva Advisory Board (6) Joined 06/18	2018	$-	None	None	None	None	None	$-

(1)	Angelo Ponzetta’s salary was increased to $12,500 per month starting in January 2018 to present. Mr Ponzetta was paid in January, 2018. However, Mr. Ponzetta has agreed to defer portions of his regular payments until the Company has more consistent cash flow. In September, 2019, Mr. Ponzetta converted the majority of outstanding payable to 823,244 Series A Preferred Stock. Mr. Ponzetta has received some cash the remaining amount has been accrued as of December 31, 2019.

(2)	Daniele Monteverde’s monthly salary is to be $10,000 per month beginning in November 2017 and continued until December 2019. However, Mr. Monteverde has agreed to defer regular payment until the Company has more consistent cash flow. In September, 2019, Mr. Monteverde converted the majority of outstanding payable to 382,012 Series A Preferred Stock. For the remaining months in 2019, Mr. Monteverde has deferred his compensation as such it has been accrued as of December 31, 2019.

(3)	Mr. Kimerer’s monthly salary was $8,000 per month for the period of January through June 2018. Mr. Kimerer was paid $20,298 during 2018. Mr. Kimerer was not with the company in 2019.

(4).	The Company paid Mr. Berman $17,500 during 2018. Mr. Berman has been accruing compensation of $10,000 per month for both 2018 and 2019. In September 2019, the Company converted his then accrued compensation to 441,027 Series A preferred stock. For the remaining months in 2019, Mr. Berman deferred his compensation as such it has been accrued as of December 31, 2019.

(5)	Emily Santamore monthly salary was $7,500 for the period March 2019 to December 2019.

(6)	Dominic D’Alleva joined the advisory board in 2018 and continued to serve in 2019.

The Company does not currently offer stock options or warrants and does not have any plans to do so. The Company has instituted a restricted Stock plan to incentivize employees.

In September 2019, the Company instituted a Employee / Vendor Restricted Stock Plan (“Plan”) to incentivize employees and key vendors, and align their goals with that of all of our shareholders. The Plan provides for the issuance of a certificate to each eligible participant that represents issued Series A Preferred Shares (“Shares”). The Shares have a three-year cliff vest, which may be accelerated if the Company’s Common Shares maintain a $4 closing share prices in any 30-day period, or the Company up-listed its Common Shares to a nationally recognized exchange. During the vesting period, participants forfeit their shares in the event of termination or resignation. The Board of Directors periodically determines the amount of shares to be awarded, and at filing of this report, there are 119,250 Series A Preferred Shares issued (see “Series A Preferred Shares” in this report for the details of the rights, preferences, and restrictions for Series A Preferred Shares).

Employment Agreements

There are no employment agreements in place at the Company, except the following:

-	Greg Hael, consultant to 12 Fashion Group - former majority member of Red Wire Group, LLC. Has a 3-year consulting agreement with Red Wire Group LLC, whose payments were deferred until such time as the company was profitable and cash-flowing sufficient to make such payments. This contract is currently in abeyance subject to the outcome of the Red Wire Group LLC Chapter 11 Subsection V bankruptcy.

-	Emily Santamore, President of 12 Fashion Group - has a 3 year management contract to manage Rune NYC with a payment of $7,500 per month. As of January 23, 2020, Ms. Santamore was promoted to President of the entire 12 Fashion Group, an unincorporated division of 12 Retail at a salary of $15,000 per month, subject to deferment of any amount over $7,500 per month until such time as 12 Fashion Group can afford to make the higher payments. This arrangement supersedes the Rune NYC management contract.

-	Chris Burden, member of Bluwire Group - as of October 1, 2019, Mr. Burden, who has previously served as President of Bluwire Group, LLC continued to nominally hold the title without the responsibility and has a 3 year consulting contract, with $5,000 per month payments that have been deferred.

-	Mauricio Ojeda, member of Bluwire Group - as of October 1, 2010, Mr. Ojeda, who previously served as the Chief Operating Officer of Bluwire Group, LLC continued to nominally hold the title without performing the responsibilities, and has a 3 year consulting contract with $7,500 per month payments, with all but two payments having been deferred.

-	Samantha Sisca, former President of Social Decay - resigned her position on April 15, 2020, which she had held for the Company from the acquisition date of November 19, 2019 until the time of her resignation. The management agreement called for $7,000 in monthly payments, which were partially paid during the period in consultation with Ms. Sisca, based on the cash flow of the subsidiary she managed. The Company maintains a number of causes of action regarding Ms. Sisca and management has not determined what actions it will take, if any.

-	Stefan Gugisberg, former CEO of 12 Europe A. G. (now defunct) (see resignations for details)

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

As of May 14, 2020, there are 36,152,866 common shares outstanding and 5 million Series A Preferred Shares outstanding. Each Series A Preferred Shares is convertible to 20 common shares upon conversion and until conversion allows the holder to 20 votes. Consequently, the chart below is based upon 8,050,000,000 eligible votes.

Name and Address	Position	Shares Owned (1)	Percentage owned
Angelo Ponzetta, Unit B, 22/F, Times Centre, 391-407 Jaffe Road, Wanchai, Hong Kong - Common Shares	CEO	450,580	0.01%
Angelo Ponzetta Preferred Series A Shares- 5.1 million (Convertible at 1 Series A Preferred Share for 20 common shares)	CEO	Votes: 102,000,000	1.24%
Angelo Ponzetta Preferred Series C Shares- 1 share at costs $1.00 (The Series C Preferred Shares have no equity value, no preference in liquidation and is not convertible into common shares, authorizes the holder to vote one billion (1,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws.	CEO	Votes: 8,000,000,000	98%
Angelo Ponzetta – Aggregate	CEO	Votes: 8,102,450,580	99%
Daniele Monteverde Hanegi -1-30-8, Setagaya-ku, Tokyo 156-0042 – Common Shares	CFO	35,500	0.00%
Daniele Monteverde Preferred Series A Shares- 1.13 million (Convertible at 1 Series A Preferred share for 20 common shares)	CFO	Votes: 22,600,000	0.28%
Daniele Monteverde – Aggregate	CFO	Votes: 22,635,500	0.28%
All officers and directors as a group (2 persons)		Votes: 8,125,086,080	99%

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

Series A Preferred Stock; each Series A Preferred Share is convertible to 20 shares of Common Stock, and has a liquidation preference over all of the Company’s other shares, and each Series A Preferred Share carries 20 votes on any matter requiring a vote of shareholders. This class consists of ten million (10,000,000) shares authorized, of which there 6,500,000 shares and 9,183,566 as of December 31, 2018 and December 31, 2019 (and as of the date of this report) respectively.

Series B. Preferred Stock; each Series B Preferred Share is non-voting, has a face value of $1, and is second in liquidation preference to Series A, and is convertible into Common Shares at a 35% discount to market. There are one million (1,000,000) shares authorized, with 68,000 and 121,000 outstanding as of December 31, 2018 and December 31, 2019 respectively. As of the date of this report, there are 174,000 outstanding.

Series C Preferred Stock; each Series C Preferred Share has no liquidation preference, is not convertible, is non-transferable, and has special voting privileges whereby each share of Series C Preferred has 8,000,000,000 in any matter requiring a vote of the shareholders. There are two shares are authorized of which one share was issued and outstanding as of December 31, 2018 and 1 issued and outstanding as of December 31, 2019.

Series D Preferred Stock; there are ten million shares of Series D Preferred Stock, designated as “Blank Check Preferred” allowing the Board of directors to set the rights privileges and voting as determined by the Board as well as dividing this Series into other series as the need may arise. The Company has elected to create subclasses of Series D Preferred Shares, as follows:

Series D-1 Preferred Stock; consists of one million (1,000,000) shares of Series D-1 Preferred stock, with a face value of $2, and has a liquidation preference after Series B Preferred Shares, these shares are convertible into the Company’s Common Shares at a 25% discount to market or redeemable by the Company in a range of 125% - 140% of the face value, depending on how long the shares were outstanding. These shares are non-voting, with 311,250 and 0 outstanding as of December 31, 2018 and December 31, 2019 respectively. As of the date of this report, there are none outstanding.

Series D-2 Preferred Stock; consists of two million five hundred thousand (2,500,000) shares of Series D-2 Preferred stock, with a face value of $2, have a 8% annual dividend, are non-voting, and has a liquidation preference after Series D-1 Preferred Shares, these shares are convertible into the Company’s Common Shares at no discount and redeemable by the Company at the face value. There were 0 and 923,268 outstanding as of December 31, 2018 and December 31, 2019 respectively. As of the date of this report, there are 923,268 outstanding.

Series D-3 Preferred Stock; consists of one million (1,000,000) shares of Series D-3 Preferred stock, with a face value of $5, has a liquidation preference after Series D-2 Preferred Shares, have a 10% annual dividend, convertible at face value into Common Shares. For any shares held before May 31, 2019, there was a one-time PUT option, whereby the Company would be obligated to buy the shares back from the holder at face value, this PUT option was unexercised. There were 54,846 and 54,840 outstanding as of December 31, 2018 and December 31, 2019, respectively. As of the date of this report, there are 54,840 outstanding.

Series D-4 Preferred Stock; As a subsequent event in April 2020, the Company authorized one million (1,000,000) shares of Series D-4 Preferred stock, with a face value of $100, no annual dividend, are non-voting, and has a liquidation preference after Series D-3 Preferred Shares, these shares are convertible into the Company’s Common Shares at no discount. There were N/A and N/A outstanding as of December 31, 2018 and December 31, 2019, respectively.

Series D-5 Preferred Stock; consists of one million (1,000,000) shares of Series D-5 Preferred Stock, has a $4 face value, has a 6% annual dividend payable in arrears, has no voting rights, convertible to Common Stock at face value. There were N/A and 128,494 Series D-5 Shares outstanding as of December 31, 2018 and December 31, 2019, respectively. As of the date of this report, there are 128,494 outstanding.

Series D-6 Preferred Stock; consists of one million (1,000,000) shares of Series D-6 Preferred Stock, has a face value of $5, there are no dividends, the shares are convertible at face value. There were N/A and 104,680 Series D-6 Shares outstanding as of December 31, 2018 and December 31, 2019, respectively. As of the date of this report, there are 104,680 outstanding.

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

On March 14, 2019, The Company increased its authorized Common shares to 8,000,000,000 shares at a par value of $0.00001. On October 18, 2019 the Company completed a 1 for 100 reverse common stock split reducing the outstanding common shares to 25,410,391 at that time. Since that time, the Company’s convertible debt holders have converted a portion of their debt into 573,593,567 Common Shares, resulting in 599,003,958 Common Shares outstanding as of May 22, 2020. Adjusted for the reverse stock split, there were 6,542,519 and 36,935,303 Common Shares outstanding as of December 31, 2018 and December 31, 2019, respectively.

In the twelve months ended December 31, 2019, adjusted for the reverse stock split, the Company issued 30,392,784 Common Shares 5,538,488 versus in the twelve months ended December 31, 2018.

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

Due to stockholders at December 31, 2019 and December 31, 2018 consists of the following:

	December 31,	December 31,
	2019	2018
Daniel Monteverde	$1,388	$143,195
Angelo Ponzetta	10,167	623,202
Christopher Burden	172,536	-
Maurice Ojeda	204,000	-
	$384,091	$766,397

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000. The promissory note was unsecured, bore an interest at 1% per annum and is due December 31, 2019. In September 2018, Gianni Ponzetta converted this note and all the due to Gianni Ponzetta payables to Preferred D-3 shares. See Preferred D-3 shares in Note 13 below. During the 12 months ended December 31, 2018 total advances and expenses paid directly by stockholders on behalf of the Company $107,326 and $36,931.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

During the twelve months ended December 31, 2019, the Company exchanged most its accounts payables due to Daniele Monteverde and Angelo Ponzetta of approximately $723,253 into Series A Preferred shares. See Note 13 Series A Preferred Stock for further details.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, Dbbmckennon, for professional services rendered for the audits of our annual financial statements of the fiscal years ended December 31, 2019 totalled $50,000. The aggregate fees billed by Dbbmckennon for professional services rendered for the review of the financial statements included in our quarterly reports included on Form 10Q for period ending March 31, June 30, and September 30, 2019 was $22,500.

Audit-Related Fees

Included above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2019 contained in Item 8 above which are incorporated herein by this reference.

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

12 ReTech Corporation

Date: June 18, 2020	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: June 18, 2020		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
	Its:	Chairman, Director,
President,
Chief Executive Officer,
(Principal Executive Officer)

/s/ Daniele Monteverde
By:	Daniele Monteverde
Its:	Director
Secretary
Treasurer
Chief Operating Officer
(Principal Accounting Officer)
(Principal Financial Officer)

