Form 10-Q
period 2020-03-31
12 Retech Corp
filed 2021-06-29
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 E, Grant St. Suite 515 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock ($0.00001 par value) outstanding as of June 1, 2021 was 5,593,994,474.

12 RETECH CORPORATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2020

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

- Our lack of cash due to the shutdown of operations due to the pandemic.

- Our late disclosure filings caused by a lack of funding due to the impact of the pandemic on our operations.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Quarterly Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$57,182	$118,860
Accounts receivable	10,727	131,605
Inventory	156,355	241,987
Prepaid expenses	7,600	7,600
Total Current Assets	231,864	500,051

Fixed assets, net	267,508	348,396
ROU Asset	189,416	303,071
Other Asset	179,100	179,100
Security deposit	193,143	60,824
TOTAL ASSETS	$1,061,031	$1,391,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,510,050	$2,167,496
Due to stockholders	383,416	384,091
Related Party Notes payable, net of discounts	31,000	346,000
Convertible notes payable, net of discounts	1,305,370	1,308,092
Derivative liabilities	15,737,347	5,359,442
General default reserve	1,895,318	1,769,791
Lease liability	173,729	245,207
Bank loans	247,103	233,250
Merchant cash advances, net of discounts	413,481	472,829
Total Current Liabilities	22,696,813	12,286,198

Lease Liability	59,372	59,372
Total Long - Term Liabilities	59,372	59,372

Total Liabilities	22,756,185	12,345,570

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 174,000 shares and 121,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively. Liquidation preference $174,000	174,000	121,000
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019. Liquidation preference $0 as of March 31, 2020	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 929,918 shares and 935,368 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively. Liquidation preference $2,485,215	2,485,215	2,442,542
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at March 31, 2020 and December 31, 2019. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,183,816 and 9,183,816 shares issued and outstanding at March 31, 2020 and December 31, 2019	92	92
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 1 share issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at March 31, 2020 and December 31, 2019.	523,400	523,400
Common stock: 8,000,000,000 authorized, $0.00001 par value; 195,992,039 and 36,935,303 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,957	369
Additional paid-in capital	8,868,418	8,341,811
Minority interest	(465,134)	(412,753)
Accumulated other comprehensive income	(1,517)	(2,455)
Accumulated deficit	(34,069,796)	(22,756,345)
Total Stockholders’ Deficit	(24,628,603)	(13,791,904)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,061,031	$1,391,442

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$407,788	$221,129
Cost of revenue	195,392	147,898
Gross Profit	212,396	73,231

Operating Expenses
General and administrative	706,856	466,134
Professional fees	191,708	250,021
Depreciation	119,266	5,625
Total Operating Expenses	1,017,830	721,780

Loss from operations	(805,434)	(648,549)

Other Expense
Other income	213,490	7,431
Reserve Expense	(121,167)	-
Interest expense	(135,799)	(352,330)
Gain/loss on derivative liability	(10,516,922)	(710,159)
Net Other Expense	(10,560,398)	(1,055,059)

Net Loss	(11,365,832)	(1,703,607)

Deemed Dividend - Preferred Stock		-

Net Loss	$(11,365,832)	$(1,703,607)

Comprehensive loss: Net Loss	$(11,365,832)	$(1,703,607)

Other comprehensive income- foreign currency translation adjustment	938	634

Comprehensive Loss	$(11,364,894)	$(1,702,973)

Minority Interest	$(52,381)	$(130)

Net Loss to 12 ReTech Corporation	(11,312,513)	(1,702,843)

Net Loss Per Common Share: Basic and Diluted	$(0.16)	$(0.21)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	71,805,168	8,068,072

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Stockholder’s Deficit

Three months ended March 31, 2020 and 2019

(unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Minority Interest		Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance - December 31, 2018	6,500,000	$65	1	$1	-	$-	-	$-	6,542,520	$65	$5,330,500	$		$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest									1,898,597	19	183,855					183,874
Common stock issued for Preferred Shares conversion									1,500,412	15	97,006					97,021
Preferred Stock issued with acquisition					120,088	480,352	55,600	278,000					30,834			789,186
Exchange series A preferred stock for related party and third party liabilities																-
Relief of derivative through conversion and issuance of preferred stock derivatives											(533,604)		-	-		(533,604)
Net loss													(130)	634	(1,703,608)	(1,702,974)

Balance - March 31, 2019	6,500,000	65	1	1	120,088	480,352	55,600	278,000	9,941,529	99	5,077,757		30,704	1,929	(12,884,511)	(7,008,997)

Balance - December 31, 2019	9,183,816	92	1	1	128,494	513,976	104,680	523,400	36,935,303	369	8,341,811		(412,753)	(2,455)	(22,756,345)	(13,791,904)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	133,414,631	1,332	64,768		-	-	-	66,101
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	25,642,105	255	10,643		-	-	-	10,898
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	(1,930)		-	-	-	(1,930)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	0		-	-	-	-
Dividends and paid in capital	-	-	-	-	-	-	-	-	-	-	306,837		-	-	-	306,837
Net loss	-	-	-	-	-	-	-	-	-	-	146,290		(52,381)	938	(11,313,451)	(11,218,604)

Balance March 31, 2020	9,183,816	92	1	1	128,494	513,976	104,680	523,400	195,992,039	1,957	8,868,418		(465,134)	(1,517)	(34,069,796)	(24,628,603)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(11,364,894)	$(1,703,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		119,266	5,625
Stock based compensation		-	-
Amortization of debt discount		-	199,162
Gain/loss on derivative liability and additional interest expense recorded on issuance		10,516,922	710,159
Increase in notes payable and Series D-2 for defaults		121,167	-
Excess fair market value of common shares over liabilities settled		-	196,713
Accrual of dividends on preferred stock		6,837	-
Loss on exchange and issuance of preferred stock		28,238	70,350
Right of use lease		42,177	-
Accounts receivable		120,878	6,651
Prepaid Expenses		-	(24,050)
Inventory		85,632	(3,280)
Other current assets		-	106,405
Accounts payable and accrued liabilities		342,554	191,404
Net Cash Provided By (Used in) Operating Activities		17,839	(244,468)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment		973	(5,468)
Cash received from acquisition		-	12,924
Cash paid on acquisition		-	(79,937)
Software development costs		-	(124,957)
Security deposit		(132,319)	-
Net Cash Used in Investing Activities		(131,346)	(197,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders		(675)	30,347
Proceeds from convertible notes payable		64,000	377,740
Proceeds from Series B Preferred Stock		53,000	-
Repayments of related party notes payable		(15,000)	-
Proceeds from merchant financing		-	-
Payments on merchant financing		(59,348)	-
Proceeds from bank loans		13,853	-
Net Cash Provided by Financing Activities		51,829	408,087

Effect of Exchange Rate Changes on Cash and Cash Equivalents		-	634

Net decrease in cash and cash equivalents		(61,678)	(33,819)
Cash and cash equivalents, beginning of period		118,860	37,721
Cash and cash equivalents, end of period		$57,182	4,536

Supplemental cash flow information
Cash paid for interest		$-	$
Cash paid for taxes		$-	$

Non-cash transactions:
Discounts on convertible notes payable		$12,350	$452,528
Conversion of preferred stock in common stock	$		$197,021
Conversions of convertible notes payable, accrued interest and derivatives		$66,101	$400,965
Reduction of APIC related to derivative recorded on Preferred Stock in equity		$-	$850,695
Conversions of Series B and D-2 preferred stock into common stock		$10,898	$-
Exchange of preferred stock for different series		$-	$622,500

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

12 ReTech Corporation is a holding company with subsidiaries that develop, sell, and install software that we believe enhance the shopping experience for shoppers and retailers. As a holding company, we also acquire synergistic operating companies that manufacture and sell fashion and other products to other retailers as well as selling these products online. In October 2019, we acquired retail stores in airport terminals and casinos, solidifying us as a true Omni-Channel retailer. Owning our own brick and mortar stores will allow us to deploy our cutting-edge software and Apps in the United States, to demonstrate its effectiveness at attracting shoppers and inducing them to purchase. In our own stores, we plan to test, in real time, new software products which should delight consumers and generate incremental revenues and profits for our stores. If we can show incremental revenues and profits for ourselves, we believe that other retailers may follow our example and deploy our software solutions themselves.

With the intended future launch of our social shopping app which is in development in 2021 (see subsequent events), we intend to associate with other retailers on a new shopping platform that will benefit both consumers and retailers in new and exciting ways.

During the 4th quarter 2019 and continuing in the first quarter 2020 amid the effects of the pandemic created by COVID-19, the Company chose to consolidate its operations around three operating entities; 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”) and 12 Retail Corporation, formed on September 17th, 2017 (“12 Retail”), and the 12 Fashion Group, Inc formed on June 26, 2020.

12 Retail operates its own retail outlet(s) as well as those of Bluwire Group, LLC (“Bluwire”), that operates retail stores in airports (mainly in international terminals) and casinos. Because of their locations mainly in international terminals of airports, all Bluwire Company owned stores and all but one royalty store remains closed due to Covid-19. 12 Retail will also serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for retailers as well as providing access to other retailers through our soon to be launched social shopping app, and through our wholesale fashion business relationships.

12 Fashion Group, Inc., an Arizona Corporation, was formed on June 26, 2020, and operates our fashion wholesale and direct to consumer brands, including Rune NYC, Social Sunday, and Red Wire Design, as well as consolidating remaining operations from our other smaller fashion acquisitions.

Today, 12 Tech aims to provide technology solutions both online and inside retail brick and mortar that helps retailers acquire customers, reduce overhead expenses, streamline operations, and gain incremental revenues and profits. Existing 12 Tech solutions are deployed mainly in Asia. We are planning to deploy our solutions in the United States retail markets, which serve the world’s largest consumer economy. While we continue to operate in Asia, we have consolidated our international units, which were focused on our technology deployment (“12 Japan” and “12 Europe”), and consolidated our software development company 12 Hong Kong, Ltd (“12 HK”), under 12 Tech to further streamline our own operations.

As the retail environment continues to evolve, we as both retailers and technologists, will evolve with it. We believe our developed software, both current and in development, will delight consumers, provide contactless experiential shopping, and assist retailers with the recapture of their revenues as they combat the dual threats of Amazon and Walmart. Our software, once fully deployed and implemented, may provide retailers with another effective online and mobile sales channel besides their current options of Google, Amazon, and/or Facebook/Instagram.

As an innovative retail technology company that has been built through acquisitions and ideas, we will continue to search for additional synergistic acquisitions that bring incremental revenues and profitability and/or provide innovative software solutions.

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. Separated into two division: 12 Fashion Group, Inc., and Bluwire Group, LLC.

Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	Operations are consolidated into 12 Fashion Group, and this company is closed, and we filed a Chapter 11 Subsection V on March 6, 2020. This was discharged on or about September 2020 and. is permanently closed

Rune NYC, LLC	New York, USA	Jan 23, 2013	March 14, 2019	92.5%	Operated by 12 Fashion Group, Inc., an unincorporated division of 12 Retail. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers.

Bluwire Group, LLC (“Bluwire”)	Florida, USA	Feb 1, 2010	October 1, 2019	60.5%	A subsidiary of 12 Retail with 12 brick and mortar stores was acquired.

Social Decay, LLC dba Social Sunday (“Social Sunday”)	New Jersey, USA	Sept 24, 2014	November 1, 2019	100%	Operated by 12 Fashion Group Inc., a division of 12 Retail. Operates a contemporary women’s clothing brand primarily sold to wholesalers.

12 Tech Inc	Arizona, USA	Dec 26,2019	Formed by 12 Retech	100%	As a holding Company to execute the Company’s technology strategy.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	A subsidiary of 12 Tech Inc. Development and sales of technology applications. Services customers in Asia, including Japan.

12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	A subsidiary of 12 Tech Inc. Consultation and sales of technology applications. As of June 2020, our Japanese customer (s) is serviced by 12 Hong Kong.

12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	As of September 2019, this company is closed.

12 Fashion Group Inc	Arizona, USA	June 26, 2020	Formed by 12 Retech	100%	Formed as a subsidiary of 12 Retech to hold and operate the wholesale and Retail fashion and apparel operations.

Reverse Stock Split and increase in authorized shares

On October 18, 2019, the Company completed a 100-for-1 reverse common stock split reducing the outstanding common shares to 25,410,391. Upon the stock split, the Company’s authorized common shares of 8,000,000,000 did not change. The reverse split has been retroactively applied to share amounts in these consolidated financial statements. As a subsequent event, as of May 18, 2021 the authorized common stock was increased to 20,000,000,000 shares of common stock.

NOTE 2 - GOING CONCERN

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2020, the Company had a total accumulated deficit totaling $24,628,603 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of March 31, 2020, the Company had a working capital deficit of $22,464,949. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 18, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail, Rune NYC, LLC, Red Wire Group, LLC (“RWG”), Bluwire Group, LLC, Social Decay LLC dba Social Sunday (“Social Sunday”) and Emotion Fashion Group which included the brands Emotion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. All inter-company accounts and transactions have been eliminated on consolidation. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $57,182 and $118,860 in cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.

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

The Company’s revenue consists primarily of product sales from our retail stores operating in airport terminals and casinos. Revenue for retail customers is recognized upon completion of the transaction in the point-of-sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Shipping and handling costs are expensed as incurred and are included in cost of revenue. Sales taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2020 and December 31, 2019, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of March 31, 2020 and December 31, 2019, all inventory on hand is pursuant to our Bluwire (see Note 4).

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

As of December 31, 2019, the Company performed its annual impairment test on all reporting units and determined that each unit had indicating factors of impairment due to failure to meet respective sales projections. As a result, the Company fully impaired the goodwill from each 2019 acquisition.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended March 31, 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). For the three months ended March 31, 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method).

All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At March 31, 2020, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of March 31, 2020 and December 31, 2019.

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

The RWG acquisition was accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized. For more information, please see filed 2019 10K.

March 16, 2020, as part of the Company’s streamlining operations and partially because of COVID-19, the Company filed a Chapter 11 Reorganization of Red Wire Group, LLC. The Company’s 12 Fashion Group continues to service Red Wire Group customers under the trade name Red Wire Design. The bankruptcy was discharged on or about September 2020 and all debts were extinguished. 12 Fashion Group continues to service those customers acquired as well as obtaining new accounts by marketing under the d/b/a Red Wire Designs.

Rune NYC, LLC

Effective March 14, 2019, the Company completed the acquisition of Rune NYC, LLC (“Rune”), a New York limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series D-5 Preferred Stock for 92.5% of the total outstanding equity of Rune and the members of Rune (the “Members”). The Company issued an aggregate of 82,588 shares of Series D-5 Preferred Stock with a stated value of $4.00 per share, and cash consideration of $49,937, for total purchase consideration of $380,289. Rune’s results of operations have been included in the Company’s operating results for the period from March 1, 2019. For more information, please see 2019 10K.

Bluwire Group, LLC

On October 1, 2019, the Company completed the acquisition of Bluwire Group, LLC (“Bluwire”), a Florida limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series A Preferred Stock for 60.5% of the outstanding equity of Bluwire. Pursuant to the terms of the exchange agreement, at closing the Company acquired 60.5% of the membership interests of Bluwire in exchange for 500,000 shares of the Company’s Series A Preferred Stock. The total purchase consideration for the Bluwire acquisition was $200,000, the fair value of the Series A Preferred Stock issued. Bluwire’s results of operations have been included in the Company’s operating results for the period from October 1, 2019. For more information, please see company’s 2019 10K.

Social Decay, LLC dba Social Sunday

On November 20, 2019, the Company completed the acquisition of Social Decay, LLC dba Social Sunday (“Social Sunday”), a New Jersey limited liability company, pursuant to a share exchange agreement whereby the Company exchanged shares of the Company’s Series D-6 Preferred Stock for 100% of the total outstanding equity of Social Sunday and the member of Social Sunday (the “Member”). The Company issued an aggregate of 30,000 shares of Series D-6 Preferred Stock with a stated value of $5.00 per share, and an additional 12,000 shares were issued and held in escrow, for total purchase consideration of $210,000. Social Sunday’s results of operations have been included in the Company’s operating results for the period from November 1, 2019. See company 2019 filed 10K.

All acquisitions were accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired, liabilities assumed and fair value of the minority interest. These values are subject to change as we perform additional reviews of our assumptions utilized.

NOTE 5 – FIXED ASSETS, NET

Fixed assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019

Office equipment	$280,392	$281,365
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,506	78,506
Machinery		-
	458,212	458,785
Less: accumulated depreciation	(190,703)	(110,388)
Equipment	$267,508	$348,396

Depreciation expense for the three months ended March 31, 2020 and 2019 was $119,266 (depreciation and amortization) and $5,625, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019

Accounts payable	$1,171,101	$1,249,740
Accrued expenses	928,645	548,920
Accrued Salaries	139,300	111,000
Accrued board of director fees	60,000	30,000
Accrued interest	211,005	191,836
	$2,510,050	$2,167,496

NOTE 7 - DUE TO STOCKHOLDERS

Due to stockholders at March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
	2020	2019
Daniel Monteverde	648	1,388
Angelo Ponzetta	10,233	10,167
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	200,000

	$383,416	$384,091

During the three months ended March 31, 2020 and 2019, in connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand.

As of March 31, 2020 and December 31, 2019, accounts payable and accrued liabilities included salaries of $139,300 and $111,000, respectively, and accrued board of director fees of $60,000 and $30,000, respectively.

NOTE 8 – NOTES RELATED PARTY PAYABLE

As of March 31, 2020 and December 31, 2019, there were two demand notes outstanding totaling $31,000.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
	2020	2019
Dated September 15, 2017	$138,090	$337,653
Dated December 8, 2017	187,500
Dated December 8, 2017	-	-
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	33	25,443
Dated November 28, 2018	37,770	57,870
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	132,720	132,720
Dated February 19, 2019	64,500	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	26,500	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	56,194	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	5,350	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	33,600
Dated March 25, 2020	33,600

Total convertible notes payable	1,317,720	1,308,092

Less: Unamortized debt discount	(12,350)	-

Total convertible notes	1,305,370	1,308,092

Less: current portion of convertible notes	1,305,370	1,308,092
Long-term convertible notes	$(0)	$(0)

On March 18, 2020 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $33,600. The consideration to the Company is $30,000 with $3,600 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On March 25, 2020 the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $33,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

During the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $135,799 and $352,330, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of March 31, 2020, the unamortized debt discount of $12,350 are related to the new convertible notes issued during the first quarter of 2020.

During the three months ended March 31, 2020, the Company converted principal and unpaid accrued interest totaling $66,101 into an aggregate of 133,414,631 shares of common stock.

The Company has twenty-one (21) outstanding convertible notes as of March 31, 2020 with a total outstanding principal of $1,317,719. The 2019 notes mature from January 2020 to May 2020. The 2020 notes mature in September 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

The following table is a rollforward of activity, by each noteholder, for the three months ended March 31, 2020:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 3 31 20
1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153			$(12,062.55)	138,090
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500				187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	0				0
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-				-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-				-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123				40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714				56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000				60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443			$(25,410.13)	33
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-				-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870			$(20,100.00)	37,770
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000				25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000				105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000				115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720				132,720
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-				-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500				64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500				26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825				27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$56,194	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194				56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125				55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350				5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825				6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600										$33,600			33,600
30	LG Capital Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600										$33,600			33,600

	Convertible note total				214,021	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(57,573)	1,317,719

As of December 31, 2019, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts. As of March 31, 2020 the notes remained in default and due on demand.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of March 31, 2020 and December 31, 2019, the Company recorded a general default reserve of $1,895,318 and $1,769,791, respectively.

NOTE 10 – DERIVATIVE LIABILITIES

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

The following table present the assumptions used in Black-Scholes Simulation model to determine the fair value of the derivative liabilities as of March 31, 2020:

Derivative Liabilities at December 31, 2019	$5,359,442
Additional new conversion option derivatives	$7,272
Conversion of note derivatives	$(146,290)
Change in fair value	$10,516,922
Derivative Liabilities at March 31, 2020	15,737,346

During the three months ended March 31, 2020, the Company recorded new derivative liabilities of $70,491 related to the issuance of convertible notes payable and Series D-2 Preferred Stock and converted $66,360 in derivative liability to additional paid-in capital due to conversions of notes payable and Series D-2 Preferred Stock into common stock.

NOTE 11 – MERCHANT FINANCING

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

On March 5, 2020, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Reliant Funding and received $83,000. This agreement provides for payment over 6 months and carries a fee of $3,000. This obligation is not convertible under any terms into Company stock.

On March 16, 2020, the President of the United States of America issued a stay-at-home instructions and business closure directive in response to COVID-19 pandemic. Management took steps to promptly close all its Bluwire stores and Fashion Group operations, laying off the vast majority of its employees. The Company’s landlords and Libertas, Vox and Reliant have all agreed to collections deferment of an indeterminant duration. (see note above regarding individual agreements. The Fashion Group continues limited operations in creating and producing PPE materials.

As a consequence of the Covid-19 shutdowns as of March 16, 2020 the Company’s Bluwire Group subsidiary also suspended making any payments on its Merchant Cash Advance facility to Libertas Funding. Merchant Cash Advances are based on the collection of “future receivables” and with the businesses being closed no future payments were due. Libertas has accepted that position and has voluntarily ceased all collection activity.

As of March 31, 2020 the Company had total merchant financing payables of $493,685 with unamortized discounts of $80,205 for net payable of $413,481. As of December 31, 2019 the Company had total merchant financing payables of $631,664 with unamortized discounts of $158,835 for net payable of $472,829.

As a subsequent event, in May 2021, the Company entered into a verbal agreement with Vox to repay $250 per week and all collection efforts are put on hold and forbearance on other receivable holders

As a subsequent event, the Company entered into a verbal agreement with Reliant Funding has been in forbearance. Since April 2021, and the Company pays $10 per week until Bluwire Newark is re-opened.

Additional Working Capital from convertible debt and under the CARES Act.

The Federal Government of the United States of America on March 27, 2020, passed the Cares Act allowing companies to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the subsequent period from May 5, 2020 to May 22, 2021, the Company’s subsidiaries quality and received an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans.

In the subsequent period beginning in August 2020, two of the Company’s subsidiaries qualified for the United States Small Business Administration (“SBA”) Economic Industry Disaster Loans (“EIDL”) and the Company received $325,300 under the program. These loans are unsecured, have no personal guaranty, carry a 3.75% annual interest rate with aggregate monthly payments of 13 months after receipt of funds. Management has used these funds to retain key personnel, pay regulatory fees, rent, begin work on a new website for Bluwire, make progress on this retail APP and acquire product to re-open one of its Bluwire Stores.

Beginning in the subsequent month of December 2020 and continuing, as a further series of subsequent events, the Company’s 12 Retail subsidiary has received short term fundings from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45 to 60 day intervals for inventory and special orders for customers.

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

On as a subsequent event April 30, 2021 the Company received $30,000 from SBI and an additional $40,000 on May 17, 2021 (see below).

On as a subsequent event April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef and on June 1st an additional $50,000.

On May 6, 2021 the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000, as subsequent events.

On May 17, 2021 the Company received an additional $40,000 from SBI, as a subsequent event.

In May 2021, as a subsequent event, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On October 18, 2019, the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. As a subsequent event, on May 18, 2021 the authorized was increased to 20,000,000,000 shares of common stock.

Preferred Stock

The Preferred Stock may be divided into such number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors may increase or decrease (but not below the number of shares such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

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

2020 Transactions

On January 16, 2020, an existing Series B stockholder purchased 53,000 Series B Preferred shares for proceeds of $53,000 under the same terms as their prior purchases.

In June 2020, the holders of 3,600 shares of Series B Preferred Stock converted these shares for 29,353,846 shares of common stock.

During the three months ended March 31, 2020, Oasis Capital converted 5,450 Series D-2 Preferred shares with a value of $10,897 into 25,642,105 common shares.

During the remainder of 2020, the Company converted an aggregate of 17,5500 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

1.	As a subsequent event, during the third quarter, 2020 the company issued $12,750 Series A shares in restricted shares to employees under the Employee Restricted Stock Plan.

2.	As a subsequent event, in December 2020, the company issued $1,250 Series A shares for cash.

3.	As a subsequent event, in March 2021, the company issued 1,250 Series A shares for cash.

4.	As a subsequent event, in April 2021, the company issued 1,250 Series A shares for cash.

5.	As a subsequent event, in April 2021, the company issued 25,000 Series A shares for cash.

2019 Transactions

During the three months ended March 31, 2019, holders of Series B Preferred Stock converted 40,020 shares and reduced the principal by $20,164 and interest of $2,400 through the issuance of 87,041,209 shares of common stock.

During the three months ended March 31, 2019 Oasis Capital converted 28,500 Series D-1 Preferred shares for 63,000,000 shares of common stock and reduced the principal outstanding balance by $28,500. As such, the Company recorded a change in derivative liability associated the Series D-1 Preferred Shares of $86,428.

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

On February 21, 2019, the Company issued 37,500 Series D-5 and 54,00 Series D-6 shares pursuant to the RWG acquisition.

On March 14, 2019, the Company issued 82,588 shares of Series D-5 Preferred Stock for a 92.5% interest in Rune.

Common Stock

2020 Transactions

During the three months ended March 31, 2020, LG converted $20,100 of principal and $2,274 of interest of its outstanding convertible note into 36,764,27 shares of common stock.

During the three months ended March 31, 2020, SBI Investments converted $12,062 of principal of the outstanding convertible note into 12,649,250 shares of common stock.

During the three months ended March 31, 2020, Adar Alef converted $25,410 of principal and $4,960 of interest of the outstanding convertible note into 84,000,954 shares of common stock.

During the three months ended March 31, 2020, Oasis Capital converted 5,450 Series D -2 Preferred shares with a value of $10,897 into 25,642,105 shares of common stock.

During the remainder of 2020, LG converted $16,070 of principal and $5,080 of interest of its outstanding convertible note into 292,969,666 shares of common stock.

During the remainder of 2020, SBI Investments converted $7,098 of principal of the outstanding convertible note into 78,869,151 shares of common stock.

During the remainder of 2020, Adar Alef converted $21,444 of principal of the outstanding convertible note into 250,418,916 shares of common stock.

During the remainder of 2020, the Company converted an aggregate of 17,5500 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

2019 Transactions

During the three months ended March 31, 2019, the Company converted notes payable including principal and accrued interest of $183,874 into 189,859,704 shares of common stock.

During the three months ended March 31, 2019, the Company converted 40,020 Series D-1 Preferred shares and 28,500 Series D-1 Preferred shares into an aggregate of 150,041,209 shares of common stock.

NOTE 13 - COMMITMENTS

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $189,416. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum remaining rental payments in 2020 and 2021 are $173,729 and $59,372, respectively.

Operating Leases

The Company and its subsidiaries have various short-term leases that mature in 2020.

During the second and third quarters up and until the date of this filing the Company has been making post-Covid moves in closing various historically non-profitable Bluwire locations primarily Denver airport, and one location in JFK international airports, or moving this JFK location inside the terminal, redesigning its signature App for a post Covid world, and renegotiating its minimum base rental commitments for all of its retail stores. In all cases there is a rent moratorium until October 1st, 2020. For the Casino store, we did a soft opening on September 11, 2020 and then closed for a two week period in November 2019 to hire and train new staff and management. The store reopened in full on November 29, 2020 in time for Cyber Monday. Management continues to monitor the situation in our prime airport locations or Newark and Dulles airports for reopening. Base monthly rent on the Mohegan Sun store was $6,916, plus a percentage rent equal to 8% of the gross sales that exceeds $86,450 per month until January 2021. The lease expires on April 14, 2021. This lease has been renegotiated and taken over by a different subsidiary of the company that was able to fully stock the store with inventory. and management believes that it will be successful eliminating the minimum base rental feature in all of its retail locations before that date.

As a subsequent event, On August 13, 2020 the Company’s 12 Fashion Group, a division of 12 Retail Corporation, entered into a new office location under a 2 year lease with an option for a third year beginning on August 17, 2020. This new location is 1600 square feet and caries a base monthly rent of $5651.30 plus a pro-rated expenses for garbage and utilities of $743. Management believes that this additional space is necessary to manage the consolidation of its fashion brands.

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six months’ notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the three months ended March 31, 2020, the Company paid $60,800 under the contract to which an additional $192,035 was payable as of March 31, 2020. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc.

Legal & Contingencies

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal claims and defenses

●	J&S properties sued the Company in regards to a lease for a subsidiary in-the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever tries to enforce this judgement.

●	PCG Advisory Group (PSG) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PSG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and also named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies V Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company may be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2020 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows:

-	On March 27, 2020, the Federal Government of the United States of America passed the Cares Act allowing companies access to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2021, the Company’s subsidiaries quality and received an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans.

-	During the remainder of 2020, LG converted $16,070 of principal and $4,875 of interest of its outstanding convertible note into 292,969,666 shares of common stock.

-	During the remainder of 2020, SBI Investments converted $7,098 of principal of the outstanding convertible note into 78,869,151 shares of common stock.

-

During the remainder of 2020, Adar Alef converted $21,444 of principal of the outstanding convertible note into 250,418,916 shares of common stock.

During the remainder of 2020, the Company converted an aggregate of 17,5500 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

-	In April 2020, the Company authorized one million (1,000,000) shares of Series D-4 Preferred stock with a face value of $100. The shares have no dividends, are non-voting, and have a liquidation preference after Series D-3 Preferred Shares. These shares are convertible into the Company’s common shares at no discount.

-	Mid-September 2020. The Company has taken steps to re-open its Bluwire retail store inside the Mohegan Sun Casino location. Due to Covid-19 management was able to negotiate concession from the casino regarding rent and use clauses allowing additional kinds of products in the store. Since Mohegan Sun re-opened the casino in June, traffic has been very good and management believes that by increasing inventory in the Bluwire Mohegan Sun store we are optimistic that unit sales volume will increase significantly. We did a soft opening on September 11, 2020 and then closed for a two week period on November 2019 to hire and train new staff and management. The tore reopened in Full on November 29, 2020 in time for Cyber Monday. Management continues to monitor the situation in our prime airport locations or Newark and Dulles airports for reopening.

-	As of April 1, 2020 the Company closed its unprofitable company owned Bluwire Store in JFK terminal 4 but may re-open at a different location inside the terminal. The company still maintains two Royalty stores operated by others under the Bluwire Brand in Terminal 5 at JFK international airport in NYC.

-	The lease for the Company’s Rune NYC. LLC subsidiary ended on March 31, 2020 in the middle of the Covid-19 enforced closures and New York City’s moratorium on evictions. Rune NYC, LLC began paying on a month-by-month basis for June 2020. On August 13, 2020 the Company’s 12 Fashion Group, a division of 12 Retail Corporation, entered into a new office location under a 2 year lease with an option for a third year beginning on August 17, 2020. This new location is 1600 square feet and caries a base monthly rent of $5651.30 plus a pro-rated expenses for garbage and utilities of $743. Management believes that this additional space is necessary to manage the consolidation of its fashion brands.

-	During August and September 2020, three of the Company’s subsidiaries qualified for the United States Small Business Administration (“SBA”) Economic Industry Disaster Loans (“EIDL”) and the Company received $325,300 under the program. These loans are unsecured, have no personal guaranty, carry a 3.75% annual interest rate with aggregate monthly payments of $1,588, thirteen months after receipt of funds. Management has used these funds to retain key personnel, pay regulatory fees, rent, begin work on a new website for Bluwire, make progress on this retail APP and acquire product to re-open one of its Bluwire Stores which management hopes to accomplish before the third quarter is ended. Management is working hard to obtain EDIL approval for its other subsidiaries and is optimistic in achieving this within the next 6 weeks.

-	In August 2020 Management elected to restructure its equity cap table. First taking advantage of Nevada statutes that allow a business to reduce its authorized and its outstanding stock by the same ratio without special notice to stockholders and the Company performed a 500 to 1 reverse. This effectively reduced the Company’s authorized stock to 16 million common shares and its outstanding shares to approximately 1.6 million common shares. Then on August 15th, 2020 management exercised its authority granted by stockholders on 8/16/19 by consent with notice to all shareholders to increase the authorized common shares to 20 billion (See 14-C filed on August 16, 2019 and 8-Ks filed on August 17 and August 18 for more information). Preferred shares are unaffected. These changes will be effective upon approval by FINRA. This change will not occur until the Company becomes current in its filings either with the SEC or AND with the State of Nevada.

28

-

During the second and third quarters up and until the date of this filing the Company has been making post-Covid moves in closing various historically non-profitable Bluwire locations primarily Denver airport, and one location in JFK international airports which may be moved within the terminal, redesigning its signature App for a post Covid world, and renegotiating its minimum base rental commitments for all of its retail stores. In all cases there is a rent moratorium until October 1st, 2020 and management believes that it will be successful eliminating the minimum base rental feature in all of its retail locations before that date.

During the first quarter of 2021, the company applied and qualified for the second round of PPP Loans and received $302,602 for its companies as of 4/5/2021. As of the date of this filing the Company believes that these loans will also all qualify for forgiveness but the Company has not yet applied. The U.S. Congress and Senate is to reconvene and both houses have expressed a desire to expand the CARES act and make the PPP loans automatically forgivable. Management will review whether or not to apply for the forgiveness at the end of the third quarter.

On April 30, 2021 the Company received $30,000 from SBI and an additional $40,000 on May 17, 2021 (see below).

On April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef and on June 1st an additional $50,000.

On May 6, 2021 the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000.

On May 17, 2021 the Company received an additional $40,000 from SBI.

On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8 Billion to 20 Billion common shares.

In May 2021, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8 Billion to 20 Billion common shares. While this filing was accepted on May 18, 2021 If became effective with the original filing due date of August, 2020 by Nevada Law.

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

Company

12 ReTech Corporation is a holding company with subsidiaries that develop, sell, and install software that we believe enhance the shopping experience for shoppers and retailers. As a holding company we also acquire synergistic operating companies that manufacture and sell fashion and other products to other retailers as well as selling these products online. In October 2019, we acquired retail stores in airport terminals and casinos solidifying us as a true Omni-Channel retailer. Owning our own brick and mortar stores will allow us to deploy our cutting-edge software and Apps in the United States, to demonstrate its effectiveness at attracting shoppers and inducing them to purchase. In our own stores, we plan to test in real time new software products which should delight consumers and generate incremental revenues and profits for our stores. If we can show incremental revenues and profits for ourselves, we believe that other retailers may follow our example and deploy our software solutions themselves.

With the intended future launch of our social shopping app which is in development in 2021 (see subsequent events) we intend to associate with other retailers on a new shopping platform that will benefit both consumers and retailers in new and exciting ways.

During the 4th quarter 2019 and continuing in the first quarter 2020, amid the effects of the pandemic created by COVID-19, the Company chose to consolidate its operations around three operating entities; 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”) and 12 Retail Corporation, formed on September 17th, 2017 (“12 Retail”), and the 12 Fashion Group, Inc formed on June 26, 2020.

12 Retail operates its own retail outlet(s) as well as those of Bluwire Group, LLC (“Bluwire”) that operates retail stores in airports (mainly in international terminals) and casinos. Because of their locations mainly in international terminals of airports, all Bluwire Company owned stores and all but one royalty store remains closed due to Covid-19. 12 Retail will also serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for retailers, as well as providing access to other retailers through our soon to be launched social shopping app and through our wholesale fashion business relationships.

12 Fashion Group, Inc an Arizona Corporation was formed-in on June 26, 2020, and it operates our fashion wholesale and direct to consumer brands including Rune NYC, Social Sunday, and Red Wire Design, as well as consolidating remaining operations from our other smaller fashion acquisitions.

Today, 12 Tech aims to provide technology solutions both online and inside retail brick and mortar that helps retailers acquire customers, reduce overhead expenses, streamline operations, and gain incremental revenues and profits. Existing 12 Tech solutions are deployed mainly in Asia. We are planning to deploy our solutions in the United States retail markets, which serve the world’s largest consumer economy. While we continue to operate in Asia, we have consolidated our international units, which were focused on our technology deployment (“12 Japan” and “12 Europe”), and consolidated our software development company 12 Hong Kong, Ltd (“12 HK”), under 12 Tech to further streamline our own operations.

Principal subsidiaries

The details of the principal subsidiaries of the Company as of December 31, 2019, are set out as follows (additional consolidation may occur in the future):

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. Separated into two division: 12 Fashion Group, Inc., and Bluwire Group, LLC.

Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	Operations are consolidated into 12 Fashion Group, and this company is closed, and we filed a Chapter 11 Subsection V on March 6, 2020. This was discharged on or about September 2020 and. is permanently closed

Rune NYC, LLC	New York, USA	Jan 23, 2013	March 14, 2019	92.5%	Operated by 12 Fashion Group, Inc., an unincorporated division of 12 Retail. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers.

Bluwire Group, LLC (“Bluwire”)	Florida, USA	Feb 1, 2010	October 1, 2019	60.5%	A subsidiary of 12 Retail with 12 brick and mortar stores was acquired.

Social Decay, LLC dba Social Sunday (“Social Sunday”)	New Jersey, USA	Sept 24, 2014	November 1, 2019	100%	Operated by 12 Fashion Group Inc., a division of 12 Retail. Operates a contemporary women’s clothing brand primarily sold to wholesalers.

12 Tech Inc	Arizona, USA	Dec 26,2019	Formed by 12 Retech	100%	As a holding Company to execute the Company’s technology strategy.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	A subsidiary of 12 Tech Inc. Development and sales of technology applications. Services customers in Asia, including Japan.

12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	A subsidiary of 12 Tech Inc. Consultation and sales of technology applications. As of June 2020, our Japanese customer (s) is serviced by 12 Hong Kong.

12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	As of September 2019, this company is closed.

12 Fashion Group Inc	Arizona, USA	June 26, 2020	Formed by 12 Retech	100%	Formed as a subsidiary of 12 Retech to hold and operate the wholesale and Retail fashion and apparel operations.

12 Retail Corporation: a subsidiary of 12 ReTech Corporation Operates its own retail store (as of March 2021 as a subsequent event) and manages two main subsidiaries each of which have multiple subsidiaries; 12 Fashion Group, Inc and Bluwire Group, LLC.

12 Fashion Group Inc; A subsidiary of 12 retail, Inc. has the following subsidiaries;

On February 19, 2019 we acquired Red Wire Group, LLC. (“RWG”) a Utah Limited Liability company pursuant to a Share Exchange Agreement whereby the Company exchanged and the members of RWG (the “Members”) Pursuant to the terms of the Exchange Agreement, the Company will acquire (i) 75% of the membership interests of RWG in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and with a stated value of $5.00 (ii) the remaining 25% of the membership interests of RWG in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share, RWG operates its own “cut & sew” operation for independent third parties contract to produce cloths operating out of its factory in Salt Lake City, Utah.

As of the end of November 30, 2019, we closed the factory in Utah while 12 Fashion Group retained the customers by completing the orders in process. We were able to produce the products through 3rd party factories in New York City and Los Angeles for less than it cost us to produce the products in our own factory in Salt Lake City, Utah. On March 6, 2020, the company filed a Chapter 11 Bankruptcy filing in Phoenix Arizona. This filing allowed us to sell the equipment we no longer need, pay off the secured creditors and shed all of Red Wire’s debt from our balance sheet. The bankruptcy was discharged on or about September 2020 and all debts were extinguished. 12 Fashion Group continues to service those customers acquired as well as obtaining new accounts by marketing under the d/b/a Red Wire Designs.

-	One March 14, 2019 we acquired Rune NYC, LLC. (“Rune”) a New York Corporation pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), the members of representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees as the leading part of 12 Fashion Group.

-	On November 20, 2019 Social Decay, LLC d/b/a Sunday, (“Social”) a New Jersey Limited liability company, was acquired by the Company pursuant to a share exchange agreement whereby the Company exchanged the Company’s 30,000 D-6 Shares for 100% of the total outstanding equity of Social and the member of Social (the “Member”). That Member was retained by the Company, but subsequent to the year end on April 15, 2020 she resigned and as a consequence, forfeited the additional 12,000 D-6 Shares held in escrow as a performance incentive. The D-6 shares have a face value of $5.00 per share, and are convertible into the Company’s common shares. Subsequent to year end in March 2020, Social’s print factory was closed in part due to the COVID-19 Pandemic. Social’s products are marketing and manufactured by the staff of 12 Fashion Group.

-	Bluwire Group, LLC. On October 1, 2019 the Company acquired the retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the Agreement the Company issued to the Sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is reserved for 12 months for potential equity investors into Bluwire. Any of that equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. No capital was raised for Bluwire Group and this 19% was issued to 12 ReTech Corporation

-	12 Tech, Inc. An Arizona corporation is a subsidiary of 12 ReTech Corporation and has a number of subsidiaries (“12Tech”). On December 26, 2019, the Company formed 12 Tech to spearhead the Company’s software technology development and to focus more effort on the largest retail market in the world: the United States of America. The Company then closed or consolidated under 12 Tech all its other software technology companies and maintains the following subsidiaries;

-	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong is a subsidiary of 12 Tech, Inc. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. Originally this is the Company that managed all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. With the formation of 12 Tech that role is now being managed by 12 Tech. Today, 12 HK operates as a subsidiary of 12 Tech and serves as the marketing and sales hub for Asia, particularly the Chinese market and now services our customers in Japan, formerly managed by 12 Japan Ltd.

-	12 Japan, LTD. Organized in Japan and is a subsidiary of 12 Tech inc. After the initial acquisition of 12 Hong Kong, LTD during 2017 and the first half of 2018 the Company made several acquisitions including 12 Japan, LTD. Subsequent to this acquisition, the Company took steps to consolidate the assets and streamline operations that effectively by the end the 3rd quarter 2019, this Company no longer functions as independent subsidiary. In the third quarter of 2019 the Company closed the offices of 12 Japan, and its flagship customer ITOYA and the revenue generated will be serviced and managed by 12 Hong Kong.

-	12 Europe, A.G. 12 Europe A.G. was acquired in 2017, and underperformed. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed approximately $35K by the Company. Therefore, this subsidiary is no longer in existence.

Business and Operations

12 ReTech Corporation is a Technology company that is creating software that management believes will create new platforms and tools for smaller retailers to compete with major companies like Amazon and Walmart and delight consumers. To better understand the entire retail environment the Company has acquired operating companies that sell direct to consumers online and in physical stores as well as to other retailers. These acquisitions, in addition to providing current revenue to the Company management believes that they will provide entree to other retailers for the sale and or licensing of our technology solutions.

From an operating perspective, 12 ReTech Corporation is a holding company with three main operating companies that themselves may now and/or in the future own other subsidiaries. They are: 12 Retail Corporation which now operates our casino stores and subsidiaries Bluwire Group, LLC, 12 Fashion Group, Inc, and others, and 12 Tech Inc that designed and develops our retail software.

The Company has earned money from four different revenue streams (in declining order): Retail Sales, Wholesale and Online sales of Fashion products, Royalty Payments for 3rd party licensing of the Bluwire name, and technology sales.

Effects on us of the Covid-19 Pandemic

2020 was an unusual year, in that at nearly the same time the entire world was in the grip of the Covid-19 pandemic with unprecedented closings of businesses, a virtual cessation of most business and personal travel, lockdown, and stay at home orders. As a Company centered on retail and which derives the most significant portion of its revenue from retail stores in airports and casinos, we were hit particularly hard. In retail, the 1st quarter of every year is the slowest revenue quarter of any year, and even before that first quarter ended all of our retail stores were closed due to the pandemic. Only the casino store was able to be re-opened in late November 2020 to lackluster sales. Supply chains were interrupted, and it became difficult to re-stock our retail store for the holiday season which also delayed its re-opening to mid-December, after an aborted restart in September. The supply chain problems also delayed the receipt of fabric and other products needed by our Fashion Group as they began to re-emerge from under the pandemic closures. Our fashion group, being based-in NYC was closed for many months and only reopened in July to produce masks. All of the stores our fashion group would sell to were also closed. Our technology division, 12 Tech Inc, was also hard hit. Not only were retailers closed and conserving cash like we were, but it became apparent that consumers would no longer interact with public touchscreens, which was the corner stone of our technology. In other words, our technology was made obsolete in the blink of an eye.

The Company managed survival during the pandemic by squirreling cash and obtaining PPP and or EIDL loans from the SBA. We attempted to retain all of our key employees utilizing these funds, but as a subsequent event by June 2021 most have found other jobs once the PPP money ran out. This presents challenges for our airport stores re-openings, as it is a long process to get employees certified (“badged”) to work in airports. This will further slow our re-openings during 2021. We also renegotiated various leases and commitments to make us more streamlined and efficient as we re-open and expand. In Japan we renegotiated out licensing arrangement with ITOYA whereby they managed more of the day-to-day software for a smaller fee and we eliminated virtually all of our costs there. We also learned that the App we had developed there was strongly used by Japanese consumers of ITOYA and we could re-develop it for the U.S. market. This process is well on the way and management believes will create the next great shopping platform.

For more information about our existing technology please visit our website at www.12retech.com. We do not, however, assure that our website is or can always remain current or complete or without errors in terms of information.

Financing and Convertible Debt

To finance our operations, the Company has historically resorted to a number of convertible debt providers (see Note 10). These debt providers have in many cases exercised their rights to convert their debt into the Company’s common stock at a discount to market. They then sell that stock to recover their investment and profits. This has over time depressed the value of our Company’s common stock and caused a significant dilution to our shareholders. This could not be avoided, and management believes it was necessary in order to provide continuation of the Company’s business so that we could make significant acquisitions. The Company has been building revenue momentum through these acquisitions and is no longer exclusively reliant on this form of fund raising. The vast majority of the funds the Company has received over the last 4 months have been sourced through non-convertible debt incurred by our operating subsidiaries. There is, however, still a considerable amount of convertible debt that needs to be retired over the near term. Management is working closely with the convertible note holders to find less dilutive alternatives and management believes that in first half of 2021 it will arrive at a solution that will involve less dilution, may require some cash payments from other sources including an equity offering and/or debt offerings through one or more of its subsidiaries as well as leak out provisions negotiated with the convertible debt holders themselves.

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

However, Management believes that now that the Company has significant and growing revenue, has streamlined operations, is set to launch its software products in its own stores in the United States, and has access to more standard debt capital, that the issues associated with the convertible debt have become more manageable and therefore will be resolved more favorably to the Company than was previously observed.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenues

During the three months ended March 31, 2020 our revenue increased to $407,788 from $221,129, an increase of $186,659 or 84%, which is primarily the result of new acquisitions of Bluwire.

Cost of revenues

During the three months ended March 31, 2020 we incurred costs associated with the delivery of our products in the amount of $195,392, as compared to $147,898 for the comparable period in 2019. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2020 were $706,856, an increase of $240,722, compared to $466,134 for the three months ended March 31, 2019. This is primarily due to salary for personnel associated with Bluwire stores.

Professional fees

Our professional fees for the three months ended March 31, 2020 decreased by $58,313 to $191,708, compared to $250,021 for the three months ended March 31, 2019. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Income and Expense

Our other expenses increased by $9,505,339 to a net other expense of $10,560,398 for the three months ended March 31, 2020 compared to $1,055,059 for the three months ended March 31, 2019. The majority of the increase is due to an increase in other income of $206,059, a decrease in interest expense of $216,531 and an increase in loss on derivative liability of $9,806,763, partially offset by an increase in general default reserve expense of $121,167.

As detailed in Note 3, the Company effectively closed the Bluwire Denver locations effective March 31, 2020. As a result, of the debts related to Bluwire Denver including all accounts payable and accrued expenses were written off resulting in a gain of $211,564.

In addition, the Company recognized other income from Red Wire Group declaring bankruptcy on March 6, 2020 whereby all debts of the company were eliminated with some exceptions in accounts payable resulting in a gain of approximately $32,000.

There was a decrease in interest expense to $135,799 from $352,330 for the period ended March 31, 2020 compared to the period March 31, 2019. The decrease in interest expense is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

Net Loss

For the three months ended March 31, 2020, we incurred of a net loss of $11,364,894 compared to a net loss of $1,702,973 for the three months ended March 31, 2019. This decrease in net loss is primarily the result of the decrease in net other expense.

The Company is expending working capital to further their business plan. This includes the further development, refinement, and improvement of their software and its adaptation to various European languages and geography. The Company is also expending working capital on the development of new technology which is designed to further enhance the attractiveness of their offerings to their target customer base in the new post Covid-19 contactless environment.

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

Management’s recent decision in the 1st quarter of 2020 to outsource Red Wire Group’s manufacturing operations to qualified third parties has increased the potential for profitability of the 12 Fashion Group’s DIFY (“Do it For You”) apparel design and apparel manufacturing Today, we no longer operate our own factory but still service existing customers and recruit new customers. As a result, we have cut expenses dramatically and no longer have a manufacturing factory’s expenses such as payroll and rent. We have increased the customer base and conduct our business providing design and project management services to our client base. We have also decided to put the Red Wire Group into bankruptcy protection which will eventually allow us to eliminate the debts of the former operation. This may result in future gains in net income as well as allowing the successor business to operate with a cost structure that does not need to scale up with operational expansion and potentially earn a profit.

During the transition, Red Wire Design had a number of customer projects where they had taken deposits (typically 50% of total project revenues) and could not finish the project in its own factory. 12 Fashion Group found manufacturing partners who were willing to finish each and every unfinished project. The completed projects were to be invoiced for the remainder of the balances due and the resultant payments would be used to pay the manufacturing partners for their services. Some of these projects still remain unfinished at the time of the filing this report due to the government mandated closures. Through our efforts and good communication most of these customer relationships were salvaged, and we can expect that 12 Fashion Group will continue to receive business from these former customers of Red Wire Design.

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

Rune’s business has also been consolidated into the 12 Fashion Group Division with Rune’s President, Emily Santamore, installed as President for the 12 Fashion Group’s operation. Rune’s business continues to service existing clients and recruit new clients. It is Management’s strategy that the improved cost structures of the 12 Fashion Group will allow the business to grow and generate profits over the next 12 months and beyond.

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

In another consolidation of operations and expenses, Management partially consolidated the operations of 12 Japan into 12 Hong Kong. In so doing, we are eliminating much of the overhead expenses of one of the Asian operations while retaining the ability to service our existing customer base. As a subsequent event, we have also received 2 million yen ($18,000) from the government of Japan as a grant which management plans to use to try to expand our business in Japan.

Bluwire Group, which provided the bulk of the revenue growth of the 4th quarter of 2019, has also been impacted by the COVID-19 pandemic. On or about March 16, 2020, every one of the Bluwire stores was shut down by local government mandate. Stores were shuttered and our staff was laid off. We are staying in close communication with our landlords and the various airport authorities where we have stores located. At this point, Management still does not have a timeline for the reopening of these business operations. This shutdown has negatively impacted the Company’s revenues and cash flow. As a subsequent event, we have applied for and received CARES Act Payment Protection Program funding and EIDL for some of the stores. These funds will help Bluwire get back on its feet when the airport and casino stores are allowed to reopen. Management predicts that it will likely be the following year before airport traffic levels get back to normal if not longer. We are currently expecting to report large negative impacts to the Bluwire business in terms of revenues for the balance of this year.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At March 31, 2020 and December 31, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $22,464,949 and $11,786,147, respectively. The increase in working capital deficit was principally due to an increase in accounts payable due to the acquisition of Bluwire. A portion of this working capital deficit has been financed loans from stockholders. As of March 31, 2020, amounts owed to stockholders totaled $383,416.

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

Management believes that our acquisition strategy will successfully provide significant revenues, potential profits as well as access to traditional bank and asset-based credit lines. In addition, Management believes that existing shareholders, lenders, and prospective new investors will provide the additional cash needed to meet our obligations as they become due.

In connection with the acquisition of Bluwire Group, LLC, on October 3, 2019, one of the Sellers of Bluwire provided $300,000 capital contribution to its Bluwire. This obligation is not convertible into Company stock under any terms. This capital contribution to Bluwire has not been adequately documented. In Addition, on October 15, 2019, the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and caries a fee of $7,000. This obligation is not convertible under any terms into Company stock. Lastly, on November 5, 2019, the Company’s Rune subsidiary entered into a future receivables purchase agreement with Vox funding and received gross proceeds for $145,500 which were used in part to retire a previous and smaller obligation to Vox Funding. The Agreement provided for payment over 6 months and carries a fee of $4,500. This obligation is not convertible under any terms into Company Stock. After the March 16, 2020 Covid shut down, all payment ceased by verbal mutual agreement. In May 2021, the Company entered into a verbal agreement with Vox to repay $250 per week and all collection efforts are put on hold and forbearance on other receivable holders.

On March 18, 2020, the Company entered into a back end promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $33,600. The consideration to the Company was $30,000 with $3,600 of legal fees. As a subsequent event, on March 25, 2020, the Company entered into a back end promissory note agreement with LG Capital, LLC (“LG”) for loans totaling $33,600. The consideration to the Company was $30,000 with $3,600 of legal fees. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On March 5, 2020, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Reliant Funding and received $83,000. This agreement provides for payment over 6 months and carries a fee of $3,000. This obligation is not convertible under any terms into Company stock. This agreement has been in forbearance since April 2021, and the Company pays $10 per week until Bluwire Newark is re-opened.

In the future we will need to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional stock or obtain additional loans. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

At March 31, 2020, cash and cash equivalents was $57,182 compared to $118,860 at December 31, 2019.

It is likely that the Company will need to obtain additional working capital through debt-equity and preferred stock capital raises until the Company can generate sufficiently profitable revenues to sustain the cash burn rate that the Company’s business plan calls for.

Although, our business plan calls for high growth, we anticipate that we may continue to incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks, but until more acquisitions can be completed, consolidated, and we reap the benefits of consolidation, we cannot accurately include their results in our projection of cash needs.

Risks include, but are not limited to, an evolving and unpredictable business model and the management of growth and the consummation and assimilation of multiple acquisitions. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

Impact of COVID-19

Like most other business in the United States, our businesses have been severely impacted by the COVID-19 Pandemic. While the first quarter of any calendar year is historically the slowest quarter of the year for revenues for our main operating subsidiaries the first quarter of 2020 was severely impacted by US Government’s business shutdowns and stay at home orders related to COVID-19. We derive most of our revenue from our 12 Retail Corporation which is itself composed of two Operating units: 12 Fashion Group and Bluwire Group, LLC.

In response to the President’s “stay at home orders” on March 16, 2020, we promptly laid off almost all of our 12 Fashion Group employees and contractors. 12 Fashion Group retained three employee/contractors and focused on producing and selling of washable reusable masks, both wholesale and direct to consumer online.

Our Bluwire retail stores in Newark airport, Dallas airport, and JFK international airport were temporarily closed on or about March 17, 2020. Our Casino location was temporarily closed on or about March 17, 2020 when the Mohegan Sun Casino itself was closed. We laid off all of our Bluwire employee/contractors except for two members of the headquarters staff who continued to source innovative products for our stores when they re-open, some of which will be uniquely desired by consumers due to changing buying habits due to COVID-19. We have since accepted the resignation of all of the employees and contractors of our casino store and have rebuilt the team in anticipation of future store operations. The financial effects of these closures are reflected in the Management Discussion and Analysis.

The Cares Act and the Payroll Protection Program SBA Loans (PPP Loans)

As a subsequent event, the Company has applied for PPP Loans for all of its U.S. operating Companies, and is in the process of analyzing if it would qualify for similar governmental assistance for its reduced operating unit in Japan (12 Japan Ltd). The Company has qualified for an aggregate of $294,882 of PPP Loans for its operating companies. These funds are being used to re-hire previously laid off personnel where appropriate and hire new personal that management believes better fits the post COVID-19 shut down environment. The Company is hiring personnel that will help the operating units generate revenues in a more contactless environment and to create changes to our cutting-edge retail software to help our stores and well as other retailers attract consumers in this new environment. The Cares Act provides very favorable terms for the repayment or forgiveness of the monies lent to qualifying businesses like ours. While the final rules are not yet formalized, the initial guidelines allow for complete forgiveness for monies spent on approved expenses such as payroll and labor with non- approved expenses to be paid back over 2 years at 1% annual interest with no payments for the first 6 months after receipt. No collateral was pledged for these loans and management did not have to sign any personal guarantees. Management will make every effort to utilize these PPP loan funds in a manner that may allow for complete forgiveness of the loan(s) while providing the best opportunity for the continuity and growth of the business.

During the COVID-19 shutdown period management sourced new products and vendors for its businesses and is now optimistic that it will shortly obtain additional funding of debt or preferred equity to grow our business.

Reliance on the SEC’s March 25, 2019 order regarding extension of filing deadlines due to COVID-19

As a direct result of the COVID-19 shutdowns and travel restrictions, the SEC provided for any public company impacted by COVID-19 to extend its filing of its 10-K or 10-Q or other required filings for 45 additional days and would still be eligible for the further normal extensions of 15 and 5 days respectively. As noted herein, we have been extremely impacted on an operational level, delayed in obtaining information from our foreign subsidiaries in Hong Kong and Japan, as well as being delayed in our ability to obtain capital for the professional fees to complete our filings, and further compromised by the fact that our CEO and CFO are both restricted from travel to the United States at this time as they are in Hong Kong and Japan respectively. Therefore, we filed for a 45 day and 15-day NT10–KA Filing extensions in reliance on the March 25, 2020, order and have further been in communication with the SEC for additional consideration for timely filing under these extraordinary circumstances.

However, due to cash restraints with all of our closed operations, the Company was unable to meet any deadline to complete this audit and the quarterly reports (forms 10-Q) in a timely fashion during 2020 and the first quarter 2021. The Company retained auditor BF Borgers on April 28, 2021 and will complete all delinquent filings in the second quarter 2021. With our businesses reopening and revenues being generated, Management believes that it can continue to make timely filings in the future.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended March 31, 2020. Our total accumulated deficit as of March 31, 2020 was approximately $24 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended March 31, 2020. See Note 3 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in our 2019 Annual Report for a complete discussion of our significant accounting policies and estimates.

Off-Balance Sheet Transactions

At March 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of March 31, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In connection with our completed acquisitions of significant operating companies during the first three quarters of 2019, Management has begun to institute some financial controls. The first area management is improving is cash and expense payment controls. Management has implemented a segregation of duties and authorities in this area:

1.	Revenues are deposited in 98% of all cases electronically whether by our credit card processors or factors.

2.	The accounting department does not make any direct payments and all invoices are approved by the management of the operating companies, reviewed by the accounting department and representatives of senior management.

3.	Weekly, the managers of each operating company reviews with representatives of senior management which payments are to be made from the accounts payable listing.

4.	The payments are then made by a third-party payments person directed by senior management and recorded by the accounting department. Payments are mostly made by check, or automatic bill payment from the bank.

5.	The accounting department then verifies and reports to senior management that the payments were made as approved by serious management.

6.	Future improvements as the accounting staff will grow will be to segregate posting of entries from the person who can make journal entries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020 as a result of the identification of the material weaknesses described below.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as two or three individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines and (3) the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in Internal Control Over Financial Reporting

As of March 31, 2020, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

During the ordinary course of business, and as a result of quickly completing multiple acquisitions and the business disruption due to the Covid-19 Pandemic the Company has become involved in some litigation, has some disputed claims and possible contingencies as follows:

Claims and Litigation:

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal cleans and defenses

●	J&S properties sued the Company in regards to a lease for a subsidiary in-the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever tries to enforce this judgement.

●	PCG Advisory Group (PSG) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PSG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and also named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies V Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company will be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

Item 1A. Risk Factors

The Company’s investors should consider the risks that could affect its business as set forth in Item 1A, Risk Factors, of its most recent Annual Report on Form 10-K.

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

Small customer base makes us dependent on a few customers

The Company currently has a small base of customers from which it derives its revenue. This could adversely affect the Company as it is dependent on a few customers for its current revenue.

There are a number of shares of common stock underlying the outstanding preferred stock and convertible notes

The Company has outstanding preferred stock and convertible notes which are potentially convertible into common stock. Should all of these convertible instrument convert into common stock, the number of common shares issued would lead to substantial dilution of the current common shareholders.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Other Information

None.

Item 5. Exhibits

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

12 ReTech Corporation

Date: June 28, 2021	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: June 28, 2021	By:	/s/ Angelo Ponzetta
Angelo Ponzetta

	Its:	Chairman, Director, President,
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde

	Its:	Director
Secretary
Treasurer
Chief Operating Officer
(Principal Accounting Officer)
(Principal Financial Officer)

