Form 10-Q
period 2020-06-30
12 Retech Corp
filed 2021-06-29
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2020

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

FOR THE THREE AND SIX MONTHS ENDED

June 30, 2020

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

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$67,665	$118,860
Accounts receivable	10,711	131,605
Inventory	156,355	241,987
Prepaid expenses	11,100	7,600
Total Current Assets	245,831	500,051

Fixed assets, net	229,732	348,396
ROU Asset	152,519	303,071
Other Asset	102,343	179,100
Security deposit	194,143	60,824
TOTAL ASSETS	$924,568	$1,391,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,732,451	$2,167,496
Due to stockholders	383,627	384,091
Related Party Notes payable, net of discounts	31,000	346,000
Convertible notes payable, net of discounts	1,278,486	1,308,092
Derivative liabilities	14,101,095	5,359,442
General default reserve	2,006,744	1,769,791
Lease liability	99,025	245,207
Bank loans	249,937	233,250
Merchant cash advances, net of discounts	412,612	472,829
Total Current Liabilities	21,294,976	12,286,198

Lease Liability	59,372	59,372
PPP Loan	294,882
Total Long - Term Liabilities	354,254	59,372

Total Liabilities	21,649,230	12,345,570

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 170,400 shares and 121,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively. Liquidation preference $170,400	170,400	121,000
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019. Liquidation preference $0 as of June 30, 2020	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 919,868 shares and 935,368 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively. Liquidation preference $2,511,548	2,511,548	2,442,542
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at June 30, 2020 and December 31, 2019. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,183,816 and 9,183,816 shares issued and outstanding at June 30, 2020 and December 31, 2019	92	92
Series C Preferred Stock, 2 share designated; $0.00001 par value; 1 shares issued and outstanding at June 30, 2020 and December 31, 2019	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at June 30, 2020 and December 31, 2019.	523,400	523,400
Common stock: 8,000,000,000 authorized, $0.00001 par value; 755,657,804 and 36,935,303 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,553	369
Additional paid-in capital	9,055,279	8,341,811
Minority interest	(567,573)	(412,753)
Accumulated other comprehensive income	(1,496)	(2,455)
Accumulated deficit	(33,212,076)	(22,756,345)
Total Stockholders’ Deficit	(23,680,844)	(13,791,904)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$924,568	$1,391,442

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$114,974	$238,131	$522,762	$459,260
Cost of revenue	75,769	165,480	271,161	313,378
Gross Profit	39,205	72,651	251,601	145,882

Operating Expenses
General and administrative	$351,717	$301,409	$1,058,573	$767,543
Professional fees	142,794	279,577	334,502	529,498
Depreciation	76,156	5,497	195,422	11,122
Impairment loss	-	-	-	-
Total Operating Expenses	570,667	586,383	1,588,497	1,308,163

Loss from operations	(531,462)	(513,732)	(1,336,896)	(1,162,281)

Other Expense
Other income	$(14,324)	$220	$199,166	$7,650
Reserve Expense	(103,386)	(1,545,174)	(224,553)	(1,545,174)
Loss on debt extension	-	-	-	-
Interest expense	(100,788)	(5,352,564)	(236,587)	(6,099,644)
Loss on exchange of equity instruments	-	(132,812)	-	(132,812)
Loss on impairment of goodwill	-	-	-	-
Loss on impairment of software development cost	-	(513,601)	-	(513,601)
Gain/loss on derivative liability	1,505,242	(653,170)	(9,011,680)	(968,579)
Net Other Income (Expense)	1,286,744	(8,197,102)	(9,273,654)	(9,252,160)

Net Loss	755,282	(8,710,834)	(10,610,550)	(10,414,441)

Deemed Dividend - Preferred Stock		-		(11,419)

Net Loss	$755,282	$(8,710,834)	$(10,610,550)	$(10,425,860)

Comprehensive loss: Net Loss	$755,282	$(8,710,834)	$(10,610,550)	$(10,437,279)

Other comprehensive income- foreign currency translation adjustment	21	(12,053)	959	(11,419)

Comprehensive Loss	$755,303	$(8,722,887)	$(10,609,591)	$(10,437,279)

Minority Interest	$(102,438)	$(4,464)	$(154,819)	$(4,594)

Net Loss to 12 ReTech Corporation	857,741	(8,718,423)	(10,454,772)	(10,432,685)

Net Loss Per Common Share: Basic and Diluted	$0.00	$(0.75)	$(0.04)	$(0.69)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	517,660,296	11,582,511	272,248,774	15,058,330

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Stockholder’s Deficit

Three and six months ended June 30, 2020 and 2019

(unaudited)

											Additional		Other		Total
	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock		Paid-in	Minority	Comprehensive	Accumulated	Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital	Interest	Income	Deficit	Deficit

Balance - December 31, 2018	6,500,000	$65	1	$1	-	$-	-	$-	6,542,520	$65	$5,330,500	$	$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	1,898,597	19	183,855	-	-	-	183,874
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	1,500,412	15	97,006	-	-	-	97,021
Preferred Stock issued with acquisition	-	-	-	-	120,088	480,352	55,600	278,000	-	-	-	30,834	-	-	789,186
Exchange series A preferred stock for related party and third party liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	(533,604)	-	-	-	(533,604)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(130)	634	(1,703,477)	(1,702,975)

Balance - March 31, 2019	6,500,000	65	1	1	120,088	480,352	55,600	278,000	9,941,529	99	5,077,756	30,704	1,929	(12,884,380)	(7,008,998)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	6,881,349	29	142,720	-	-	-	142,749
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	3,525,330	74	118,053	-	-	-	118,127
Preferred Stock issued with conversion	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series D-2 shares exchnage for common stock	-	-	-	-	-	-	-	-	(62,500)	(1)	(523,436)	-	-	-	(523,437)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	447,925	-	-	-	447,925
Net loss	-	-	-	-	-	-	-	-	-	-		(4,464)	(12,053)	(8,706,369)	(8,722,887)

Balance - June 30, 2019	8,529,316	85	1	1	120,088	480,352	55,600	278,000	25,410,374	254	5,263,018	20,302	(10,124)	(21,590,749)	(15,546,520)

Balance - December 31, 2019	9,183,816	92	1	1	128,494	513,976	104,680	523,400	36,935,303	369	8,341,811	(412,753)	(2,455)	(22,756,345)	(13,791,905)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	133,414,631	1,332	64,768	-	-	-	66,101
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	25,642,105	255	10,643	-	-	-	10,898
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	(1,930)	-	-	-	(1,930)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	306,837	-	-	-	306,837
Net loss	-	-	-	-	-	-	-	-	-	-	146,290	(52,381)	938	(11,313,452)	(11,218,605)

Balance March 31, 2020	9,183,816	92	1	1	128,494	513,976	104,680	523,400	195,992,039	1,957	8,868,418	(465,134)	(1,517)	(34,069,797)	(24,628,603)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-		-	-	-	-	-	-
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	380,165,765	3,803	30,711	-	-	-	34,513
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	179,500,000	1,795	18,305	-	-	-	20,099
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares dividends	-	-	-	-	-	-	-	-	-	-	6,836	-	-	-	6,836
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	131,008	(102,439)	21	857,721	886,311

Balance June 30, 2020	9,183,816	92	1	1	128,494	513,976	104,680	523,400	755,657,804	7,555	9,055,279	(567,573)	(1,496)	(33,212,076)	(23,680,844)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,610,550)		$(10,414,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,422		11,122
Stock based compensation	-		-
Amortization of debt discount	-		441,950
Gain/loss on derivative liability and additional interest expense recorded on issuance	9,011,680		6,107,762
Increase in notes payable and Series D-2 for defaults	224,553		1,545,174
Excess fair market value of common shares over liabilities settled	101,952		196,711
Impairment of software development cost			513,601
Accrual of dividends on preferred stock	13,673		666,626
Loss on exchange and issuance of preferred stock	-		-
Right of use lease	4,370		-
Accounts receivable	120,894		(12,833)
Prepaid Expenses	(3,500)		(3,236)
Inventory	85,632		(6,777)
Security deposit	-		793
Other current assets	76,757		107,294
Accounts payable and accrued liabilities	564,955		510,825
Net Cash Provided By (Used in) Operating Activities	(214,162)		(335,429)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	399		(18,457)
Cash received from acquisition	-		12,924
Cash paid on acquisition	-		(79,937)
Software development costs	-		(142,483)
Security deposit	(133,319)		-
Net Cash Used in Investing Activities	(132,920)		(227,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders	(464)
Proceeds from convertible notes payable	60,000		427,740
Proceeds from Series B Preferred Stock	-		135,136
Repayments of related party notes payable	(15,000)		-
Proceeds from merchant financing	-		-
Payments on merchant financing	(60,217)		-
Proceeds from SBA and PPP loans	294,882
Proceeds from bank loans	16,687		-
Net Cash Provided by Financing Activities	295,887		562,876

Effect of Exchange Rate Changes on Cash and Cash Equivalents	959		(11,419)

Net decrease in cash and cash equivalents	(51,195)		(506)
Cash and cash equivalents, beginning of period	118,860		37,721
Cash and cash equivalents, end of period	$67,665		$25,796

Supplemental cash flow information
Cash paid for interest	$-	$
Cash paid for taxes	$-	$

Non-cash transactions:
Discounts on convertible notes payable	$9.739		$452,528
Conversions of convertible notes payable, accrued interest and derivatives	$100,614		$969,411
Conversion of preferred stock in common stock	$30,997		$758,352
Reduction of APIC related to derivative recorded on Preferred Stock in equity	$-		$850,695
Conversions of Series B and D-2 preferred stock into common stock	$-		$539,157
Exchange of preferred stock for different series	$-		$1,145,938
Issuance of Series D-2 for accounts payable	$-		$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2020, the Company had a total accumulated deficit totaling $23,680,844 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of June 30, 2020, the Company had a working capital deficit of $21,059,145. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 18, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $67,665 and $118,860 in cash and cash equivalents as at June 30, 2020 and December 31, 2019, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2020 and December 31, 2019, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of June 30, 2020 and December 31, 2019, all inventory on hand is pursuant to our Bluwire (see Note 4).

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended June 30, 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). For the three months ended June 30, 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method).

All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At June 30, 2020, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of June 30, 2020 and December 31, 2019.

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

NOTE 5 – FIXED ASSETS, NET

Fixed assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Office equipment	$280,966	$281,365
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,506	78,506
Machinery		-
	458,786	458,785
Less: accumulated depreciation	(229,052)	(110,388)
Equipment	$229,732	$348,396

Depreciation expense for the three months ended June 30, 2020 and 2019 was $76,156 (depreciation and amortization expense) and $5,497, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Accounts payable	$1,251,677	$1,249,740
Accrued expenses	1,010,646	548,920
Accrued Salaries	139,300	111,000
Accrued board of director fees	90,000	30,000
Accrued interest	240,828	191,836
	$2,732,451	$2,167,496

NOTE 7 - DUE TO STOCKHOLDERS

Due to stockholders at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019
Daniel Monteverde	648	1,388
Angelo Ponzetta	10,443	10,167
Christoper Burden	172,536	172,536
Maurice Ojeda	200,000	200,000

	$383,627	$384,091

During the three months ended June 30, 2020 and 2019, in connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand.

As of June 30, 2020 and December 31, 2019, accounts payable and accrued liabilities included salaries of $139,300 and $111,000, respectively, and accrued board of director fees of $90,000 and $30,000, respectively.

NOTE 8 – NOTES RELATED PARTY PAYABLE

As of June 30, 2020 and December 31, 2019, there were two demand notes outstanding totaling $31,000.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019
Dated September 15, 2017	$324,710	$337,653
Dated December 8, 2017
Dated December 8, 2017	-	-
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	33	25,443
Dated November 28, 2018	30,600	57,870
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	111,276	132,720
Dated February 19, 2019	64,500	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	26,500	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	56,194	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	5,350	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	33,600
Dated March 25, 2020	33,600

Total convertible notes payable	1,288,226	1,308,092

Less: Unamortized debt discount	(9,739)	-

Total convertible notes	1,278,486	1,308,092

Less: current portion of convertible notes	1,278,486	1,308,092
Long-term convertible notes	$0	$(0)

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

During the three months ended June 30, 2020 and 2019, the Company recognized interest expense of $100,788 and $352,330, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of June 30, 2020, the unamortized debt discount of $9,739 are related to the new convertible notes issued during the first quarter of 2020.

During the three months and six months ended June 30, 2020, the Company converted principal and unpaid accrued interest totaling $30,912 and $97,015 into an aggregate of 350,811,919 and 484,226,550 shares of common stock.

The Company has twenty-one (21) outstanding convertible notes as of June 30, 2020 with a total outstanding principal of $1,278,486. The 2019 notes mature from January 2020 to May 2020. The 2020 notes mature in September 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

The following table is a rollforward of activity, by each noteholder, for the six months ended June 30, 2020:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 6 30 20
1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153			$(12,942.75)	137,210
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500				187,500
2	LG Caputal Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	0				-
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-				-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-				-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123				40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714				56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000				60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443			(25,410)	33
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-				-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870			(27,270)	30,600
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000				25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000				105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000				115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720			(21,444)	111,276
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-				-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500				64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500				26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825				27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$56,194	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194				56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125				55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350				5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825				6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600										$33,600			33,600
30	LG Caputal Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600										$33,600			33,600

Convertible note total					214,021	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(87,067)	1,288,225

As of December 31, 2019, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts. As of June 30, 2020 the notes remained in default and due on demand.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of June 30, 2020 and December 31, 2019, the Company recorded a general default reserve of $2,006,744 and $1,769,791respectively.

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

The following table present the assumptions used in Black-Scholes Simulation model to determine the fair value of the derivative liabilities as of June 30, 2020:

For the three months ended June 30, 2020:

Derivative Liabilities at March 31, 2020	$15,737,346
Additional new conversion option derivatives	$-
Conversion of note derivatives	$(131,008)
Change in fair value	$(1,505,242)
Derivative Liabilities at June 30, 2020	14,101,096

For the six months ended June 30, 2020:

Derivative Liabilities at December 31, 2019	$5,359,442
Additional new conversion option derivatives	$7,272
Conversion of note derivatives	$(277,298)
Change in fair value	$9,011,680
Derivative Liabilities at June 30, 2020	14,101,096

During the three and six months ended June 30, 2020, the Company recorded new derivative liabilities of $0 and $7,272 related to the issuance of convertible notes payable and Series D-2 Preferred Stock and converted $131,008 and $277,298 in derivative liability to additional paid-in capital due to conversions of notes payable and Series D-2 Preferred Stock into common stock.

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

On March 16, 2020, the President of the United States of America issued a stay-at-home instructions and business closure directive in response to COVID-19 pandemic. Management took steps to promptly close all its Bluwire stores and Fashion Group operations, laying off the vast majority of its employees. The Company’s landlords and Libertas, Vox and Reliant have all agreed to collections deferment of an indeterminant duration (see note above regarding individual agreements). The Fashion Group continues limited operations in creating and producing PPE materials.

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

As of June 30, 2020 the Company had total merchant financing payables of $431,398 with unamortized discounts of $18,786 for net payable of $412,612. As of December 31, 2019 the Company had total merchant financing payables of $631,664 with unamortized discounts of $158,835 for net payable of $472,829.

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

Beginning in the subsequent month of December 2020 and continuing , as a further series of subsequent events, the Company’s 12 Retail subsidiary has received short term fundings from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45 to 60 day intervals for inventory and special orders for customers.

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

As a subsequent event on April 30, 2021 the Company received $30,000 from SBI and an additional $40,000 on May 17, 2021 (see below).

On as a subsequent event April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef and on June 1st an additional $50,000.

On May 6, 2021 the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000, as subsequent events

On May 17, 2021 the Company received an additional $40,000 from SBI, as a subsequent event

In May 2021, as a subsequent event, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On October 18, 2019, the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. As a subsequent event, as of May 18, 2021 the authorized was increased to 20,000,000,000 shares of common stock.

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

In June, 2020 the holders of 3,600 shares of Series B Preferred Stock converted these shares for 29,353,846 shares of common stock.

During the three and six months ended June 30, 2020, Oasis Capital converted 10,050 and 15,500 Series D-2 Preferred shares with a value of $20,100 and $31,000 into 179,500,000 and 205,142,105 common shares.

During the remainder of 2020, the Company converted an aggregate of 7,500 shares of Series D-2 Preferred Stock with a fair value of $15,003 into 150,000,000 shares of common stock.

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

On February 21, 2019, the Company issued 37,500 Series D-5 and 54,00 Series D-6 shares pursuant to the RWG acquisition.

On March 14, 2019, the Company issued 82,588 shares of Series D-5 Preferred Stock for a 92.5% interest in Rune.

Common Stock

2020 Transactions

During the three months and six months ended June 30, 2020, LG converted $7,170 and $27,270 of principal and $1,417 and $3,690 of interest of its outstanding convertible note into 90,613,000 and 217,990,427 shares of common stock.

During the three months and six months ended June 30, 2020, SBI Investments converted $880 and $10,774 of principal of the outstanding convertible note into 9,780,003 and 27,432,378 shares of common stock.

During the three months and six months ended June 30, 2020, Adar Alef converted $21,444 and $40,559 of principal and $4,659 of interest of the outstanding convertible note into 250,418,916 and 334,419,870 shares of common stock.

During the three and six months ended June 30, 2020, Oasis Capital converted 10,050 and 15,500 Series D -2 Preferred shares with a value of $16,500 and $27,400 into 179,500,000 and 205,142,105 shares of common stock.

During the remainder of 2020, LG converted $8,900 of principal and $3,458 of interest of its outstanding convertible note into 202,356,666 shares of common stock.

During the remainder of 2020, SBI Investments converted $6,218 of principal of the outstanding convertible note into 69,089,148 shares of common stock.

During the remainder of 2020, Adar Alef did not convert any principal of the outstanding convertible note into shares of common stock.

During the remainder of 2020, the Company converted an aggregate of 7,500 shares of Series D-2 Preferred Stock with a fair value of $18,603 into 150,000,000 shares of common stock.

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $152,519. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum remaining rental payments in 2020 and 2021 are $99,059 and $59,372, respectively.

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

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six months’ notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the three months ended June 30, 2020, the Company paid $60,800 under the contract to which an additional $192,035 was payable as of June 30, 2020. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2020 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows:

-	On March 27, 2020, the Federal Government of the United States of America passed the Cares Act allowing companies access to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2021, the Company’s subsidiaries quality and received an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans.

-	During the remainder of 2020, LG converted $8,900 of principal and $3,458 of interest of its outstanding convertible note into 202,356,666 shares of common stock.

-	During the remainder of 2020, SBI Investments converted $6,218 of principal of the outstanding convertible note into 69,089,148 shares of common stock.

-

During the remainder of 2020, Adar Alef did not converted any principal of the outstanding convertible note into shares of common stock.

During the remainder of 2020, the Company converted an aggregate of 7,500 shares of Series D-2 Preferred Stock with a fair value of $18,603 into 150,000,000 shares of common stock.

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

During the first quarter of 2021, the company applied and qualified for the second round of PPP Loans and received $302,602 for its companies as of April 5, 2021. As of the date of this filing the Company believes that these loans will also all qualify for forgiveness but the Company has not yet applied. The U.S. Congress and Senate is to reconvene and both houses have expressed a desire to expand the CARES act and make the PPP loans automatically forgivable. Management will review whether or not to apply for the forgiveness at the end of the third quarter.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Revenues

During the three months ended June 30, 2020 our revenue decreased to $114,974 from $238,131, an decrease of $123,157 or 52%, compared to the three months ended June 30, 2019 which is primarily the result of the global pandemic due to COVID 19 on our Bluwire subsidiary and 12 Fashion Group subsidiary. The government forced the closure of all our store locations on March 16, 2020. When allowed, the company was able to re-open one of our store locations in December 2020. We hope to open additional store locations in the near future.

Cost of revenues

During the three months ended June 30, 2020 we incurred costs associated with the delivery of our products in the amount of $75,769, as compared to $165,480 for the comparable period in 2019. These expenses are related to costs of manufacturing goods. The higher Cost of Revenues as a percentage of Revenues in 2020 is mainly the result of on inventory and production materials due to COVID 19.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2020 were $351,717, an increase of $50,308, compared to $301,409 for the three months ended June 30, 2019. This is primarily due to salary for personnel associated with Bluwire store off by impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fees for the three months ended June 30, 2020 decreased by $136,783 to $142,794, compared to $279,577 for the three months ended June 30, 2019. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending from the period of closure on March 16, 2020 until December 31, 2020.

Depreciation and amortization

Our depreciation expense for the three months ended June 30, 2020 were $76,156 an increase of $70,659 or 1285% when, compared to $5,497 for the three months ended June 30, 2019. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. As such the company had three months of depreciation and amortization as opposed to zero on these new assets which were added during the fourth quarter of 2019.

Other Income and Expense

Our other expenses decreased by $9,483,846 to a net other income of $1,286,744 for the three months ended June 30, 2020 compared to net other expense of $8,197,102 for the three months ended June 30, 2019. There are three main components of the decrease of the 2020 Other Expense category:

1.The majority of the decrease is due to a decrease in interest expense of $5,251,776. There was a decrease in interest expense to $100,788 from $5,352,564 for the period ended June 30, 2020 compared to the period June 30, 2019. This is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

2. A decrease in general default reserve expense in reserve expense of $1,441,788 to $103,386 from $1,545,174.

3. An increase in gain on derivative liability of $2,158,412 to $1,505,242 from negative $6531,70 which is the result of the calculation of derivative liability using Black-Scholes.

Net Loss

For the three months ended June 30, 2020, we incurred of a net gain of $755,303 compared to a net loss of $8,722,887 for the three months ended June 30, 2019. This decrease in net loss is primarily the result of the decrease in net other expense.

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

Six Months Ended June 30, 2020 and 2019

Revenue

During the six months ended June 30, 2020 our revenue increased to $522,762 from $459,260, an increase of $63,502 or 14%, compared to the six months ended June 30, 2019. The slight increase was due to the additional revenues from Bluwire acquisition during the fourth quarter of 2019 offset by the result of the global pandemic due to COVID 19 on our Bluwire subsidiary and 12 Fashion Group subsidiary. The government forced the closure of all our store locations on March 16, 2020. When allowed, the company was able to re-open one of our store locations in December 2020. We hope to open additional store locations in the near future.

Cost of revenue

During the six months ended June 30, 2020 we incurred costs associated with the delivery of our products in the amount of $271,161, compared to $313,378 for the comparable period in 2019. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2020 were $1,058,573, an increase of $291,030, compared to $767,543 for the six months ended June 30, 2020. This increase primarily due to salary for personnel associated with Bluwire store off by impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fees for the six months ended June 30, 2020 decreased by $194,996 to $334,502, compared to $529,498 for the six months ended June 30, 2019. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending from the period of closure on March 16, 2020 until December 31, 2020.

Depreciation and amortization

Our depreciation expense for the six months ended June 30, 2020 were $195,422 an increase of $184,300 or 1657% when, compared to $11,122 for the six months ended June 30, 2019. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. As such the company had three months of depreciation and amortization as opposed to zero on these new assets which were added during the fourth quarter of 2019.

Other Income and Expense

Our other expenses increased by $21,494 to a net other expense of $9,273,654 for the six months ended June 30, 2020 compared to $9,252,160 for the six months ended June 30, 2019. There are three main components of the increase of the 2020 Other Expense category:

1. An increase in loss on derivative liability of $8,043,101 to $9,011,680 from $968,579 which is the result of the calculation of derivative liability using Black-Scholes.

2. The significant decrease in interest expense of $5,863,057. There was a decrease in interest expense to $236,587 from $6,099,644 for the period ended June 30, 2020 compared to the period June 30, 2019. This is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

3.A decrease in general default reserve expense in reserve expense of $1,320,621 to $224,553 from $1,545,174.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2020, we incurred of a net loss of $10,609,591 compared to a comprehensive net loss of $10,437,279 for the six months ended June 30, 2019. This increase in net loss is primarily the result of the increase in net other expense.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At June 30, 2020 and December 31, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $21,049,145 and $11,786,147, respectively. The increase in working capital deficit was principally due to an increase in accounts payable due to the acquisition of Bluwire. A portion of this working capital deficit has been financed loans from stockholders. As of June 30, 2020, amounts owed to stockholders totaled $383,627.

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

At June 30, 2020, cash and cash equivalents was $67,665 compared to $118,860 at December 31, 2019.

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

The Cares Act and the Payroll Protection Program SBA Loans (PPP Loans)

As a subsequent event, the Company has applied for PPP Loans for all of its U.S. operating Companies, and is in the process of analyzing if it would qualify for similar governmental assistance for its reduced operating unit in Japan (12 Japan Ltd). The Company has qualified for an aggregate of $294,807 of PPP Loans for its operating companies. These funds are being used to re-hire previously laid off personnel where appropriate and hire new personal that management believes better fits the post COVID-19 shut down environment. The Company is hiring personnel that will help the operating units generate revenues in a more contactless environment and to create changes to our cutting-edge retail software to help our stores and well as other retailers attract consumers in this new environment. The Cares Act provides very favorable terms for the repayment or forgiveness of the monies lent to qualifying businesses like ours. While the final rules are not yet formalized, the initial guidelines allow for complete forgiveness for monies spent on approved expenses such as payroll and labor with non- approved expenses to be paid back over 2 years at 1% annual interest with no payments for the first 6 months after receipt. No collateral was pledged for these loans and management did not have to sign any personal guarantees. Management will make every effort to utilize these PPP loan funds in a manner that may allow for complete forgiveness of the loan(s) while providing the best opportunity for the continuity and growth of the business.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended June 30, 2020. Our total accumulated deficit as of June 30, 2020 was approximately $24 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended June 30, 2020. See Note 3 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

Off-Balance Sheet Transactions

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of June 30, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2020 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2020, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

12 ReTech Corporation

Date: June 28, 2021	By:	/s/ Angelo Ponzetta
Angelo Ponzetta

	Its:	Chairman, Director, President,
Chief Executive Officer,

	By:	/s/ Daniele Monteverde
Daniele Monteverde

	Its:	Director
Chief Financing Officer

