Form 10-Q
period 2020-09-30
12 Retech Corp
filed 2021-06-29
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2020

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

FOR THE THREE AND NINE MONTHS ENDED

September 30, 2020

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

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$42,826	$118,860
Accounts receivable	22,989	131,605
Inventory	199,250	241,987
Prepaid expenses	12,005	7,600
Total Current Assets	277,070	500,051

Fixed assets, net	198,853	348,396
ROU asset	77,243	303,071
Other asset	63,964	179,100
Security deposit	236,250	60,824
TOTAL ASSETS	$853,380	$1,391,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,859,705	$2,167,496
Due to stockholders	383,856	384,091
Related Party Notes payable, net of discounts	31,000	346,000
Convertible notes payable, net of discounts	1,274,907	1,308,092
Derivative liabilities	7,390,863	5,359,442
General default reserve	2,140,995	1,769,791
Lease liability	22,669	245,207
Bank loans	249,937	233,250
Merchant cash advances, net of discounts	410,012	472,829
Total Current Liabilities	14,763,943	12,286,198

Lease Liability	59,372	59,372
SBA and PPP Loans	485,782	-
Total Long - Term Liabilities	545,154	59,372

Total Liabilities	15,309,097	12,345,570

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 174,000 shares and 27,980 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively. Liquidation preference $170,400	170,400	121,000
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019. Liquidation preference $0 as of September 30, 2020	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 929,918 shares and 915,968 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively. Liquidation preference $2,503,748	2,557,812	2,442,542
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at September 30, 2020 and December 31, 2019. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,196,316 and 9,064,316 shares issued and outstanding at September 30, 2020 and December 31, 2019	93	92
Series C Preferred Stock, 2 share designated; $0.00001 par value; 1 shares issued and outstanding at September 30, 2020 and December 31, 2019	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at September 30, 2020 and December 31, 2019.	523,400	523,400
Common stock: 8,000,000,000 authorized, $0.00001 par value; 902,746,952 and 36,935,303 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9,024	369
Additional paid-in capital	9,096,420	8,341,811
Minority interest	(566,546)	(412,753)
Accumulated other comprehensive income	(1,493)	(2,455)
Accumulated deficit	(27,033,039)	(22,756,345)
Total Stockholders’ Deficit	(17,458,164)	(13,791,904)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$853,379	$1,391,442

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$68,052	$165,798	$590,814	$625,058
Cost of revenue	33,539	113,015	304,700	426,393
Gross Profit	34,513	52,783	286,114	198,665

Operating Expenses
General and administrative	$366,783	$300,673	1,425,356	1,068,216
Professional fees	94,179	311,113	428,681	840,611
Depreciation	69,256	4,973	264,678	16,095
Total Operating Expenses	530,218	616,759	2,118,715	1,924,922

Loss from operations	(495,705)	(563,976)	(1,832,601)	(1,726,257)

Other Expense
Other income	$217,052	$1,027,306	416,218	1,034,956
Reserve Expense	(131,131)	(142,354)	(355,684)	(1,687,528)
Loss on debt extension	-	-	-	-
Interest expense	(98,752)	(2,196,459)	(335,339)	(8,296,103)
Loss on exchange of equity instruments	-	-	-	(132,812)
Loss on impairment of goodwill	-	-	-	-
Loss on impairment of software development cost	-	-	-	(513,601)
Gain/loss on derivative liability	6,688,600	(3,200,690)	(2,323,080)	(4,169,269)
Net Other Expense	6,675,769	(4,512,198)	(2,597,885)	(13,764,357)

Net Loss	6,180,064	(5,076,174)	(4,430,486)	(15,490,614)

Deemed Dividend - Preferred Stock		-		-

Net Loss	$6,180,064	$(5,076,174)	$(4,430,486)	$(15,490,614)

Other comprehensive income- foreign currency translation adjustment	3	7,804	962	(3,615)

Comprehensive Loss	$6,180,067	$(5,068,370)	$(4,429,524)	$(15,494,229)

Minority Interest	$1,027	$(5,939)	$(153,792)	$(10,533)

Net Loss to 12 ReTech Corporation	6,179,040	(5,062,431)	(4,275,732)	(15,483,696)

Net Loss Per Common Share: Basic and Diluted	$0.04	$(0.21)	$(0.09)	$(0.98)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	146,341,243	24,128,911	47,357,790	15,860,943

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Stockholder’s Deficit

Three and nine months ended September 30, 2020 and 2019

(unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Minority Interest		Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance - June 30, 2019	6,500,000	65	1	1	120,088	480,352	55,600	278,000	25,410,374	254	5,263,018		26,240	(10,124)	(21,590,749)	(15,546,520)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	2,124,667	21	10,623		-	-	-	10,645
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	3,000,000	30	27,000		-	-	-	27,030
Preferred Stock issued with for services	114,615	1	-	-	-	-	-	-	-	-	62,999		-	-	-	62,999
Series D-2 shares exchange for common stock	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Exchange Series A preferred stock for related party and third party liabilities	-	-	-	-	-	-	-	-	-	-	1,179,663		-	-	-	1,179,663
Relief of derivative through conversion and issuance of preferred stock derivatives	1,915,151	19	-	-	-	-	-	-	-	-	51,676		-	-	-	51,676
Net loss	-	-	-	-	-	-	-	-	-	-	-		(5,938)	7,804	5,070,236	(5,068,370)

Balance - September 30, 2019	8,529,316	85	1	1	120,088	480,352	55,600	278,000	25,410,374	254	6,556,277		20,302	(2,320)	(26,660,984)	(19,302,877)

Balance - December 31, 2018	6,500,000	$65	1	$1	-	$-	-	$-	6,542,520	$65	$5,336,977	$		$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	10,904,612	109	303,364		-	-	-	303,484
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	8,025,742	80	255,733		-	-	-	255,814
Preferred stock issued with acquisition	-	-	-	-	120,088	480,352	55,600	278,000	-	-	-		30,834	-	-	789,272
Preferred Stock issued with for services	114,165	1	-	-	-	-	-	-	-	-	62,999		-	-	-	62,999
Series D-2 shares exchange for common stock	-	-	-	-	-	-	-	-	(62,500)	(1)	(523,374)		-	-	-	(523,376)
Exchange Series A preferred stock for related party and third party liabilities	1,915,151	19	-	-	-	-	-	-	-	-	1,179,663		-	-	-	1,179,663
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	(34,004)		-	-	-	(34,004)
Net loss	-		-	-	-	-	-	-	-	-			(10,532)	(3,615)	(15,480,081)	(15,494,229)

Balance - September 30, 2019	8,529,316	85	1	1	120,088	480,352	55,600	278,000	25,410,374	254	6,556,277		20,302	(2,320)	(26,660,984)	(19,302,877)

Balance June 30, 2020	9,183,816	92	1	1	128,494	513,976	104,680	523,400	755,657,804	7,555	9,055,278		(567,572)	(1,496)	(33,212,076)	(23,680,844)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	69,089,148	691.00	5,527		-	-	-	6,218
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	78,000,000	780	7,020		-	-	-	7,799
Series D-2 shares exchanged for common stock			-	-	-	-	-	-	-	-	-		-	-	-	(1)
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Preferred shares issued for compensation	12,750	0	-	-	-	-	-	-	-	-	51		-	-	-	51
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	6,912		-	-	-	6,912
Net loss	-	-	-	-	-	-	-	-	-	-	21,632		1,026	3	6,179,037	6,201,700

Balance September 30, 2020	9,196,566	92	1	1	128,494	513,976	104,680	523,400	902,746,952	9,026	9,096,420		(566,546)	(1,493)	(27,033,039)	(17,458,164)

Balance - December 31, 2019	9,183,816	92	1	1	128,494	513,976	104,680	523,400	1,315,323,569	13,153	18,256,846		(722,391)	(537)	(77,737,604)	(58,574,075)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	202,503,779	2,023	70,295		-	-	-	72,318
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	483,807,870	4,838	48,374		-	-	-	53,211
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	179,500,000	1,795	18,305		-	-	-	20,099
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Preferred shares issued for compensation	12,750	0	-	-	-	-	-	-	-	-	4,957		-	-	-	4,957
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	313,749		-	-	-	313,749
Net loss	-	-	-	-	-	-	-	-	-	-	298,931		(153,793)	962	(4,276,694)	(4,130,592)

Balance September 30, 2020	9,196,566	92	1	1	128,494	513,976	104,680	523,400	902,746,952	9,026	9,096,420		(566,546)	(1,493)	(27,033,039)	(17,458,164)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended
	September 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(4,430,486)		$(15,490,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		264,678		16,095
Stock based compensation		-		63,000
Amortization of debt discount		-		674,210
Gain/loss on derivative liability and additional interest expense recorded on issuance		2,323,080		11,199,339
Increase in notes payable and Series D-2 for defaults		355,684		1,687,528
Excess fair market value of common shares over liabilities settled		123,375		196,711
Impairment of software development cost				513,601
Relief of notes payable and other liabilities through rescindment of Emotion acquisition				(163,805)
Accrual of dividends on preferred stock		20,661		-
Loss on exchange and issuance of preferred stock		-		674,644
Right of use lease		3,290		-
Accounts receivable		108,616		(11,363)
Prepaid Expenses		(4,405)		(2,716)
Inventory		42,737		23,140
Security deposit				793
Other current assets		115.136		108,600
Accounts payable and accrued liabilities		692,210		115,724
Net Cash Provided By (Used in) Operating Activities		(385,424)		(395,111)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment		400		(16,146)
Cash received from acquisition		-		12,924
Cash paid on acquisition		-		(79,937)
Software development costs		-		(142,483)
Security deposit		(175,426)		5,519
Net Cash Used in Investing Activities		(175,026)		(220,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders		(235)		52,646
Proceeds from convertible notes payable		60,000		527,740
Proceeds from Preferred Stock		-		10,000
Proceeds from notes payable		-		31,000
Repayments of related party notes payable		(15,000)		-
Proceeds from SBA and PPP loan		485,782
Proceeds from merchant financing		-		-
Payments on merchant financing		(62,817)		-
Proceeds from bank loans		16,687		-
Net Cash Provided by Financing Activities		484,416		621,386

Effect of Exchange Rate Changes on Cash and Cash Equivalents		962		(3,615)

Net decrease in cash and cash equivalents		(76,034)		6,152
Cash and cash equivalents, beginning of period		118,860		37,721
Cash and cash equivalents, end of period		$42,826		$40,258

Supplemental cash flow information
Cash paid for interest		$-	$
Cash paid for taxes		$-	$

Non-cash transactions:
Discounts on convertible notes payable		$7.099		$452,528
Conversions of convertible notes payable, accrued interest and derivatives		$106,833		$1,020,790
Conversion of preferred stock in common stock		$38,799		$758,352
Reduction of APIC related to derivative recorded on Preferred Stock in equity		$-		$850,695
Conversions of Series B and D-2 preferred stock into common stock		$-		$509,157
Exchange of preferred stock for different series		$-		$1,145,938
Issuance of Series A for liabilities	$			$431,338
Issuance of Series D-2 for accounts payable		$-		$200,000

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2020, the Company had a total accumulated deficit totaling $27,033,039 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of September 30, 2020, the Company had a working capital deficit of $14,486,873. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 18, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $42,826 and $118,860 in cash and cash equivalents as at September 30, 2020 and December 31, 2019, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of September 30, 2020 and December 31, 2019, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of September 30, 2020 and December 31, 2019, all inventory on hand is pursuant to our Bluwire (see Note 4).

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended September 30, 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). For the three months ended September 30, 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method).

All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At September 30, 2020, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of September 30, 2020 and December 31, 2019.

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

NOTE 5 – FIXED ASSETS, NET

Fixed assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019

Office equipment	$280,965	$281,365
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,506	78,506
Machinery		-
	458,785	458,785
Less: accumulated depreciation	(259,931)	(110,388)
Equipment	$198,853	$348,396

Depreciation expense for the three months ended September 30, 2020 and 2019 was $69,256 (depreciation and amortization) and $4,973, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019

Accounts payable	$1,291,311	$1,249,740
Accrued expenses	1,037,068	548,920
Accrued Salaries	139,300	111,000
Accrued board of director fees	120,000	30,000
Accrued interest	272,026	191,836
	$2,859,705	$2,167,496

NOTE 7 - DUE TO STOCKHOLDERS

Due to stockholders at September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31,
	2020	2019
Daniel Monteverde	402	1,388
Angelo Ponzetta	10,918	10,167
Christoper Burden	172,536	172,536
Maurice Ojeda	200,000	200,000

	$383,856	$384,091

During the three months ended September 30, 2020 and 2019, in connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand.

As of September 30, 2020 and December 31, 2019, accounts payable and accrued liabilities included salaries of $139,300 and $111,000, respectively, and accrued board of director fees of $120,000 and $30,000, respectively.

NOTE 8 – NOTES RELATED PARTY PAYABLE

As of September 30, 2020 and December 31, 2019, there were two demand notes outstanding totaling $31,000.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31,
	2020	2019
Dated September 15, 2017	$318,492	$337,653
Dated December 8, 2017
Dated December 8, 2017	-	-
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	33	25,443
Dated November 28, 2018	30,600	57,870
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	111,276	132,720
Dated February 19, 2019	64,500	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	26,500	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	56,194	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	5,350	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	33,600
Dated March 25, 2020	33,600

Total convertible notes payable	1,282,007	1,308,092

Less: Unamortized debt discount	(7,099)	-

Total convertible notes	1,274,907	1,308,092

Less: current portion of convertible notes	1,274,907	1,308,092
Long-term convertible notes	$0	$(0)

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

During the three months ended September 30, 2020 and 2019, the Company recognized interest expense of $98,752 and $352,330, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of September 30, 2020, the unamortized debt discount of $7,099 are related to the new convertible notes issued during the first quarter of 2020.

During the three months and nine months ended September 30, 2020, the Company converted principal and unpaid accrued interest totaling $6,218 and $93,285 into an aggregate of 69,089,148 and 553,2315,698 shares of common stock.

The Company has twenty-one (21) outstanding convertible notes as of September 30, 2020 with a total outstanding principal of $1,274,907. The 2019 notes mature from January 2020 to May 2020. The 2020 notes mature in September 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

The following table is a rollforward of activity, by each noteholder, for the three months ended September 30, 2020:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 9 30 20

1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153			$(19,160.78)	130,992
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500				187,500
2	LG Caputal Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	0				0
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-				-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-				-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123				40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714				56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000				60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443			$(25,410.13)	33
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-				-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870			$(27,270.00)	30,600
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000				25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000				105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000				115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720			$(21,444.27)	111,276
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-				-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500				64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500				26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825				27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$56,194	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194				56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125				55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350				5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825				6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600										$33,600			33,600
30	LG Caputal Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600										$33,600			33,600

Convertible note total					214,021	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(93,285)	1,282,007

As of December 31, 2019, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts. As of September 30, 2020 the notes remained in default and due on demand.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of September 30, 2020 and December 31, 2019, the Company recorded a general default reserve of $2,140,995 and $1,769,791, respectively.

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

The following table present the assumptions used in Black-Scholes Simulation model to determine the fair value of the derivative liabilities as of September 30, 2020:

For the three months ended September 30, 2020:

Derivative Liabilities at June 30, 2020	$14,101,095
Additional new conversion option derivatives	$-
Conversion of note derivatives	$(21,631)
Change in fair value	$(6,688,600)
Derivative Liabilities at September 30, 2020	7,390,864

For the nine months ended September 30, 2020:

Derivative Liabilities at December 31, 2019	$5,359,442
Additional new conversion option derivatives	$7,272
Conversion of note derivatives	$(298,929)
Change in fair value	$2,323,080
Derivative Liabilities at September 30, 2020	7,390,863

During the three and nine months ended September 30, 2020, the Company recorded new derivative liabilities of $0 and $7,272 related to the issuance of convertible notes payable and Series D-2 Preferred Stock and converted $21,631 and $298,929 in derivative liability to additional paid-in capital due to conversions of notes payable and Series D-2 Preferred Stock into common stock.

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

As of September 30, 2020 the Company had total merchant financing payables of $415,981 with unamortized discounts of 5,968 for net payable of $410,012. As of December 31, 2019 the Company had total merchant financing payables of $631,664 with unamortized discounts of $158,835 for net payable of $472,829.

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

On as a subsequent event April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef and on June 1st an additional $50,000.

On May 6, 2021 the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000, as subsequent event.

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

During the three and nine months ended September 30, 2020, Oasis Capital converted 3,900 and 23,300 Series D-2 Preferred shares with a value of $7,800 and $38,800 into 78,000,000 and 283,142,105 common shares.

During the remainder of 2020, the Company converted an aggregate of 3,600 shares of Series D-2 Preferred Stock with a fair value of $17,203 into 72,000,000 shares of common stock.

During the third quarter, 2020 the company issued $12,750 Series A shares in restricted shares to employees under the Employee Restricted Stock Plan .

1.	As a subsequent event, in December 2020, the company issued $1,250 Series A shares for cash.

2.	As a subsequent event, in March 2021, the company issued 1,250 Series A shares for cash.

3.	As a subsequent event, in April 2021, the company issued 1,250 Series A shares for cash.

4.	As a subsequent event, in April 2021, the company issued 25,000 Series A shares for cash.

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

On February 21, 2019, the Company issued 37,500 Series D-5 and 54,00 Series D-6 shares pursuant to the RWG acquisition.

On March 14, 2019, the Company issued 82,588 shares of Series D-5 Preferred Stock for a 92.5% interest in Rune.

Common Stock

2020 Transactions

During the three months and nine months ended September 30, 2020, LG converted $0 and $27,270 of principal and $0 and $3,690 of interest of its outstanding convertible note into zero and 217,990,427 shares of common stock.

During the three months and nine months ended September 30, 2020, SBI Investments converted $6,218 and $16,992 of principal of the outstanding convertible note into 69,089,148 and 96,521,526 shares of common stock.

During the three months and nine months ended September 30, 2020, Adar Alef converted $0 and $40,559 of principal $0 and $4,659 of interest of the outstanding convertible note into zero and 334,419,870 shares of common stock.

During the three and nine months ended September 30, 2020, Oasis Capital converted 3,900 and 19,400 Series D -2 Preferred shares with a value of $7,800 and $35,200 into 78,000,000 and 283,142,105 shares of common stock.

During the remainder of 2020, LG converted $8,900 of principal and $3,458 of interest of its outstanding convertible note into 202,356,666 shares of common stock.

During the remainder of 2020, SBI Investments did not convert any principal of the outstanding convertible note into shares of common stock.

During the remainder of 2020, Adar Alef did not convert any principal of the outstanding convertible note into shares of common stock.

During the remainder of 2020, the Company converted an aggregate of 3,600 shares of Series D-2 Preferred Stock with a fair value of $10,803 into 72,000,000 shares of common stock.

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $77,243. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum remaining rental payments in 2020 and 2021 are $22,669 and $59,372, respectively.

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

During the remainder of 2020, SBI Investments did not convert any principal of the outstanding convertible note into shares of common stock.

During the remainder of 2020, Adar Alef did not convert any principal of the outstanding convertible note into shares of common stock.

During the remainder of 2020, the Company converted an aggregate of 3,600 shares of Series D-2 Preferred Stock with a fair value of $10,803 into 72,000,000 shares of common stock.

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

26

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

During the first quarter of 2021, the company applied and qualified for the second round of PPP Loans and received $177,300 for its companies as of 3/2/2021. As of the date of this filing the Company believes that these loans will also all qualify for forgiveness but the Company has not yet applied. The U.S. Congress and Senate is to reconvene and both houses have expressed a desire to expand the CARES act and make the PPP loans automatically forgivable. Management will review whether or not to apply for the forgiveness at the end of the third quarter.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

Revenues

During the three months ended September 30, 2020 our revenue decreased to $68,052 from $165,798, a decrease of $97,746 or 59%, compared to the three months ended September 30, 2019 which is primarily the result of the global pandemic due to COVID 19 on our Bluwire subsidiary and 12 Fashion Group subsidiary. The government forced the closure of all our store locations on March 16, 2020. When allowed, the company was able to re-open one of our store locations in December 2020. We hope to open additional store locations in the near future.

Cost of revenues

During the three months ended September 30, 2020 we incurred costs associated with the delivery of our products in the amount of $33,539, as compared to $113,015 for the comparable period in 2019. These expenses are related to costs of manufacturing goods. The higher Cost of Revenues as a percentage of Revenues in 2020 is mainly the result of on inventory and production materials due to COVID 19.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2020 were $366,783, an increase of 66,110, compared to $300,673 for the three months ended September 30, 2019. This is primarily due to salary for personnel associated with Bluwire store off by impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fees for the three months September 30, 2020 decreased by $216,934 to $94,179, compared to $311,113 for the three months ended September 30, 2019. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending from the period of closure on March 16, 2020 until September 30, 2020.

Depreciation and amortization

Our depreciation expense for the three months ended September 30, 2020 were $69,256 an increase of $64,283 or 1293% when, compared to $4,973 for the three months ended September 30, 2019. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. As such the company had three months of depreciation and amortization as opposed to zero on these new assets which were added during the fourth quarter of 2019.

Other Income and Expense

Our other expenses increased by $11,187,967 to a net other expense of $6,675,769 for the three months ended September 30, 2020 compared to net other income $4,512,198 for the three months ended September 30, 2019. There are three main components of the increase of the 2020 Other Expense category:

1. A increase in loss on derivative liability of $9,889,290 to $6,688,600 from gain of $3,200,690 which is the result of the calculation of derivative liability using Black-Scholes.

2. A decrease in interest expense of $2,097,707. There was a decrease in interest expense to $98,752 from $2,196,459 for the period ended September 30, 2020 compared to the period September 30, 2019. This is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

3. A decrease in Other income to $1,027,306 from $217,052.

Net Loss

For the three months ended September 30, 2020, we incurred of net loss of $6,180,067 compared to a net gain of $5,068,370 for the three months ended September 30, 2019. This decrease in net loss is primarily the result of the decrease in net other expense.

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

Nine Months Ended September 30, 2020 and 2019

Revenue

During the nine months ended September 30, 2020 our revenue decreased to $590,814 from $625,058, a decrease of $34,244 or 5%, compared to the six months ended September 30, 2019. The decrease was due to the additional revenues from Bluwire acquisition during the fourth quarter of 2019 offset by the result of the global pandemic due to COVID 19 on our Bluwire subsidiary and 12 Fashion Group subsidiary. The government forced the closure of all our store locations on March 16, 2020. When allowed, the company was able to re-open one of our store locations in December 2020. We hope to open additional store locations in the near future.

Cost of revenue

During the nine months ended September 30, 2020 we incurred costs associated with the delivery of our products in the amount of $304,700 compared to $426,393 for the comparable period in 2019. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2020 were $1,425,356, an increase of $357,140, compared to $1,068,216 for the nine months ended September 30, 2020. This increase primarily due to salary for personnel associated with Bluwire store off by impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fees for the nine months ended September 30, 2020 decreased by $411,930 to $428,681, compared to $840,611 for the nine months ended September 30, 2019. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending from the period of closure on March 16, 2020 until December 31, 2020.

Depreciation and amortization

Our depreciation expense for the nine months ended September 30, 2020 were $264,678 an increase of $248,583 or 1544% when, compared to $16,095 for the nine months ended September 30, 2019. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. As such the company had three months of depreciation and amortization as opposed to zero on these new assets which were added during the fourth quarter of 2019.

Other Income and Expense

Our other expenses decreased by $11,166,472 to a net other expense of $2,597,885 for the nine months ended September 30, 2020 compared to $13,764,357 for the nine months ended September 30, 2019. There are three main components of the decrease of the 2020 Other Expense category:

1. A decrease in loss on derivative liability of $1,846,189 to $2,323,080 from $4,169,269 which is the result of the calculation of derivative liability using Black-Scholes.

2. A decrease in interest expense of $7,960,764. There was a decrease in interest expense to $335,339 from $8,296,103 for the period ended September 30, 2020 compared to the period September 30, 2019. This is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

3. A decrease in reserve expense of $1,331,844 to $355,684 from $1,687.528 for the nine months ended September 30, 2020 compared to September 30, 2019.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2020, we incurred of a net loss of $4,429,524 compared to a comprehensive net loss of $15,494,229 for the nine months ended September 30, 2019. This decrease in net loss is primarily the result of the decrease in net other expense.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At September 30, 2020 and December 31, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $14,486,873 and $11,786,147, respectively. The increase in working capital deficit was principally due to an increase in accounts payable due to the acquisition of Bluwire. A portion of this working capital deficit has been financed loans from stockholders. As of September 30, 2020, amounts owed to stockholders totaled $383,856.

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

At September 30, 2020, cash and cash equivalents was $42,826 compared to $118,860 at December 31, 2019.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended September 30, 2020. Our total accumulated deficit as of September 30, 2020 was approximately $24 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended September 30, 2020. See Note 3 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

Off-Balance Sheet Transactions

At September 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of September 30, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2020 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2020, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

During the ordinary course of business, and as a result of quickly completing multiple acquisitions and the business disruption due to the Covid-19 Pandemic the Company has become involved in some litigation, has some disputed claims and possible contingencies as follows:

Claims and Litigation:

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal cleans and defenses

●	J&S properties sued the Company in regards to a lease for a subsidiary in-the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever tries to enforce this judgement.

●	PCG Advisory Group (PSG) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PSG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and also named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies V Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company will be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

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

12 ReTech Corporation

Date: June 28, 2021	By:	/s/ Angelo Ponzetta
Angelo Ponzetta

	Its:	Chief Executive Officer,

	By:	/s/ Daniele Monteverde
Daniele Monteverde

	Its:	Chief Financial Officer

