Form 10-K
period 2020-12-31
12 Retech Corp
filed 2021-06-29
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

DECEMBER 31, 2020

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

Management believes that consumers will want assurances that the business has taken steps to ensure their safety and protect them from COVID-19, the flu, and the next virus that may come along, but they will want to be engaged and find their shopping, dining, and travel to also be experiential, entertaining, fun, and safe.

Businesses will need to be able to contact and engage with consumers from a distance, whether at their homes, offices (to a lesser extent), online, and through mobile apps, as well as in their physical stores. We believe that our technology solutions allow consumers to get product or service information, share their choices with their social network, and purchase or reserve products and services in physical locations and online, so consumers can choose to be contactless.

World-wide retailing represents approximately $28 trillion in revenues, while in 2018 in the U.S. alone, all forms of retailing represented $5.35 trillion in annual revenues (according to Statista March 2019). While management believes that the Company’s software and technologies can benefit almost all retailers, the Company will initially focus on the Electronics, Apparel, and Cosmetics sectors where they believe we can have the biggest impact and which market generated over $346 billion in 2018 revenues in just the U.S. (Statista March 2019).

Management believes that the fallout from COVID-19 will provide a tremendous opportunity for those developers, like our Company, that quickly adapt their software and create new applications to provide solutions that consumers and business need. While businesses were reluctant to change before this pandemic, they are all now forced to look for new solutions, which we intend to provide. Many of our applications, with some additional development, as well as new software solutions, will quickly solve these problems. For example:

We were contactless before it was cool!™ In 2018, we launched our 12 Sconti App in Europe which, among other things, allowed the consumers to receive offers from participating nearby retailers that the consumer could purchase right from their smart phone, walk into the retailer and pick up their goods, just by showing their QR code. What we learned from this app is being applied to our new social shopping app, which is now in development.

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

We now target for acquisition those companies with at least $3 million in annual sales, that have existing management teams which complement our own. We will also acquire smaller companies that, when added to our own, allows us to leverage our existing operations without significantly increasing our costs. Other candidates would be companies with existing software for our technology subsidiary or companies where we can demonstrate the effectiveness of our technology. We are, of course, always looking to acquire larger companies or brands. We in fact have been and are still in talks with larger entities, but these are our minimum requirements.

Our Technology Rollout Strategy:

Our subsidiary 12 Tech has, through 12 Japan and 12 Hong Kong, already deployed and tested our existing USXS software applications at ITOYA LTD in Japan. Using the knowledge that we gained from that real-world experience and adapting it to the post COVID-19 reality, we have begun to demonstrate some of our solutions in the United States of America.

During 2021, as the U.S. beings to re-open, we plan to deploy our technology in our retail stores. By demonstrating the lift that our technology achieves, we will then use our relationships that have been developed from our fashion brands to approach other businesses with this information to license the software to them. However, until we launch our new social shopping app with features to allow users to interact with our screens, our existing technology will not be very effective as we believe that post Covid most consumers will be reluctant to touch a public touch screen.

In the fourth quarter of 2021, we plan to announce and launch our new consumer-based social shopping mobile App that any consumer-based business can subscribe to in order to reach and interact with consumers easily in fun and innovative ways, and especially contactless.

For more information about our individual software technology offerings visit our website for the most up-to date information at www.12retech.com

Our intellectual property:

The Company’s intellectual property consists of the logos, trademarks, Universal Resource Locator(s) (URLs), software applications, signage, proprietary processes and procedures, exclusive software licenses from others, functional specifications, software, hundreds of fashion patterns owned by the parent as well as its subsidiaries.

In addition, the Company’s Bluwire Group subsidiary licenses its name, trademark, and proprietary store processes to two external licensees who each operate two stores in airport terminals (Minneapolis-St. Paul and John F. Kennedy airports).

As of the date of this report, the Company owns many Universal Resource Locator(s) (URLs) including but not limited to:

-www.12retech.com

-www.12japan.jp

-www.12hongkong.com

-www.12europe.com

-www.12retail.com

-www.12sconti.com

-www.12fgrp.com

-www.lexiludancewear.com

-www.lexiluudancewear.com

-www.emotionfashiongroup.com

-www.emotionfashions.com

-www.redwire.design

-www.runenyc.com

-www.bluwireonline.com

-www.bluwire.shop

-www.socialsunday.com

Future Intellectual Property Strategy

The Company intends to continue its development of its technologies and will continue to apply for patents for future product developments including our social shopping app now in development. The Company’s strategy is to protect the technologies with patents in Europe, the United States, and Japan. Following product development, each product, based on the technologies, will be further protected individually by new patent filings worldwide.

History & Significant Events:

- The Company was formed in Nevada on September 8, 2014 as Devago Inc. as a start-up Company engaged in the creation of mobile software applications or “App(s)”.

- On March 30, 2017, the Company received an S-1 Notice of Effectiveness from the United States Securities and Exchange Commission (the “SEC”).

- On June 7, 2017, we entered into the Share Exchange Agreement with 12 Hong Kong Limited, a Hong Kong Special Administrative Region corporation (“12HK”), and the Shareholders of 12HK (the “12HK Shareholders”).

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

- On July 31, 2017, the Company acquired all the outstanding equity of 12 Japan, Ltd. (“12JP”), which became a wholly owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired One Hundred One Thousand (101,000) shares of 12JP, representing 100% of the issued and outstanding equity of 12JP, from the 12JP shareholders in exchange for; i) Five Million (5,000,000) shares of its Common Stock; and, (ii) Five Hundred Thousand (500,000) shares of its Series A Preferred Stock. As required in the Share Exchange Agreement and concurrently with closing, the Company canceled five million (5,000,000) of its common stock and five hundred thousand (500,000) of the Company’s Series A preferred stock beneficially owned by the Company’s majority stockholder, which were returned to the Company’s treasury.

- On September 13, 2017, the Company changed its fiscal year from November 30 to December 31.

- On September 17, 2017, the Company formed 12 Retail Corporation an Arizona corporation, to be a holding company for its operating companies in retail and fashion.

- On September 27, 2017, the Company appointed Daniele Monteverde as the Chief Financial Officer (“CFO”) and director.

- On October 26, 2017, pursuant to a Share Exchange Agreement, the Company exchanged Three Million Eight Hundred Seven Thousand Nine Hundred Seventy-Six (3,807,976) of its common shares for One Thousand (1,000) of common shares of 12 Europe A.G. (“12EU”), representing 100% of the issued and outstanding equity of 12EU, and 12EU became a wholly owned subsidiary of the Company.

- On October 30, 2017, Richard J. Berman joined the advisory board.

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

- On January 29, 2018 and March 14, 2018, the Company sold 203,000 and 63,000 Preferred Series B shares, respectively to Geneva Roth Remark Holdings, Inc. (“Geneva”), a New York corporation, for $1.00 per share. These shares may be converted by the Holder at a 35% discount to market after being held for six months under a discount formula. These shares also can be redeemed at the option of the Company at any time for a cash amount equal to the defined redemption percentage and carry a mandatory redemption by the Company of all previously unredeemed or unconverted shares fifteen months following the issuance date.

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

- In June 2018, Dominic D’Alleva joined the advisory board. In conjunction with his advisory board position, 12 ReTech issued 3,125,000 shares to him on July 19, 2018.

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

- On September 29, 2018, the Company issued a total of 54,840 shares of our Series D-3 Preferred Shares to a related party at a price of $5 par value in exchange for various considerations as discussed in the Notes section of this filing.

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

- Beginning in the third quarter 2019 continuing in 2020, the Company began to consolidate and streamline its operations. The first step, on September 30, 2019, the Company foreclosed on its liens on E-motion Apparel Inc., taking possession of assets and brands and returning E-motion Apparel, Inc. equity to the Seller. This action resulted in the Company recognized other income of $511,489 which is discussed in further detail in the Notes of this filing.

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

- On November 20, 2019, the Company acquired 100% of equity of Social Decay, LLC dba Social Sunday (“Social Sunday”), a New Jersey limited liability company for 30,000 of the Company’s Series D-6 Preferred Shares. An additional 12,000 Series D-6 Preferred Shares were issued to the Seller (but held in escrow for performance-based award) on same day.

- On January 16, 2020, Geneva Roth agreed to purchase an additional 53,000 Series B Preferred shares for $53,000 under the same terms as their prior purchases.

- On March 16, 2020, as part of the Company’s streamlining operations and partially because of COVID-19, the Company filed a Chapter 11 Reorganization of Red Wire Group, LLC. The Company’s 12 Fashion Group continues to service Red Wire Group customers under the trade name Red Wire Design. The bankruptcy was discharged on or about September 2020 and all debts were extinguished. 12 Fashion Group continues to service those customers acquired as well as obtaining new accounts by marketing under the d/b/a Red Wire Designs.

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

- The Federal Government of the United States of America on March 27, 2020, passed the Cares Act allowing companies access to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2021, the Company’s subsidiaries quality and received an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans.

- In August 2020, two of the Company’s subsidiaries qualified for the United States Small Business Administration (“SBA”) Economic Industry Disaster Loans (“EIDL”) and the Company received $325,300 under the program. These loans are unsecured, have no personal guaranty, carry a 3.75% annual interest rate with aggregate monthly payments of 13 months after receipt of funds. Management has used these funds to retain key personnel, pay regulatory fees, rent, began work on a new website for Bluwire, make progress on their retail app, and acquire product to re-open one of its Bluwire Stores.

- On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8 Billion to 20 Billion common shares.

- In May 2021, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s December 31, 2020 consolidated financial statements, we had little revenues, have minimal business operations, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding or continue to make brand acquisitions. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Our internal systems and operations are new and unproven at scale. On the technology portion of our business, we have not demonstrated the ability to make the large-scale deployments necessary if a large retailer would indicate they wanted to fully implement our solutions. We may need to find an installation partner with the necessary experience to perform these large-scale installations. Our inability to scale or find that experienced partner or vendor could have a material adverse effect upon our business, results of operations and financial condition and could force us to halt our planned operations or continued expansion of those planned operations, causing us to lose any opportunity to gain significant anticipated market share in our industry. Our ability to compete effectively and to manage future growth will require us to continue to improve our operational systems, our organization, and our financial and management controls, reporting systems, and deployment procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel and we may not be able to effectively continue our planned operations, which may materially and adversely affect our business, results of operations and financial condition.

Our inability to attract and maintain key personnel required to implement our business strategy could adversely affect our ability to continue our current and planned business resulting in slower growth.

While we have so far been able to attract high caliber people, we are competing with many other entities for these services some of whom are better funded then we are. We are trying to grow our effort to provide services and we are still hiring key positions and integrating personnel at all levels into a cohesive team. If executives or other new hires integrate poorly, perform badly, or do not have the anticipated experience or skill sets required, our current and planned business endeavors could be harmed. Planned personnel, management practices and controls may also prove to be inadequate to provide services, acquire customers and partners and operate the business, and any gaps or failures may have a material adverse effect on our business, financial condition, and results of operations.

Increased competition may have an adverse effect on our ability to continue our current and planned business operations and result in our going out of business and may have a material adverse effect on our business, financial condition, and results of operations.

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

Our Board of Directors lacks independent directors as members.

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

Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included in this Report, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The effects of this worldwide pandemic on our business have not been fully determined at this time. Since March 16, 2020, the world was affected by a pandemic virus called COVID-19, and all our businesses were affected by closures and/or reductions in volume. Businesses around the world were closed, as well as airports and casinos, and consumers were told to shelter at home. The long-term effect of this on the psyche of consumers and the worldwide economy are unknown. Their short- and long-term effects on our business is undetermined at the time of this report.

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

Also due to COVID-19, there has been an extreme reduction in travel, thereby significantly affecting the number of customers in our Company owned stores, thereby further potentially reducing revenue for those stores. This reduction in traffic through retail stores and restaurants in airports and casinos may also further reduce our ability to gain additional subscribers for our technologies.

Another impact of COVID-19 on our operations, that our vendors are operating at reduced capacity or have closed, which could impact our flow of inventory or raw materials for an indeterminate amount of time until such time as those vendors can be replaced or resume operations at full capacity.

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

Risks related to the competition of our current and future brands acquired or to be acquired by our subsidiaries, 12 Retail Corporation and 12 Fashion Group, Inc.

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

Risks Related to the Retail Industry

The retail industry has been reeling ever since 2008 related to less shoppers, and more purchases being done online. This has led to such venerable names as Sears Roebuck and Co, and J.C. Penney, and many others filing bankruptcy, and some disappearing forever, such as BCBG-MAXAZRIA, which no longer has any brick-and-mortar retail locations. With COVID-19, we believe this trend will accelerate. Our Management believes that only those retailers that are able to find new ways to attract consumers to the stores and learn how to sell through new channels, such as mobile apps and online, will survive.

Our business is dependent on the ability of our fashion brands to sell to brick-and-mortar retailers, as well as to sell products to online retailers and to successfully market our products on mobile apps and online. The seismic transition occurring in the retail industry may impair our ability to be successful in these efforts.

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

Risks related to old debts and current and potential litigation.

Due to the number of operations acquired and the impact of the Covid-19 Pandemic, the Company has fallen behind on many of the obligations of certain subsidiaries. Some of these have resulted in litigation (see litigation section).

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

We will need to integrate the acquired businesses personnel into our own teams whether they be operational or back office. Failing to do so is a risk to the ongoing operations of an acquired operation. Sellers or existing management that may be retained after the acquisitions may not perform well in the new environment. This may impede our ability to rapidly grow or even maintain management of the acquisitions. In consolidating our acquisitions, we may find difficulties merging different teams that have different cultures, and therefore we may not fully realize the benefits anticipates.

We may experience unforeseen challenges in realizing the cost-saving synergies and business expansion benefits of any or all acquisitions.

Future stock issuances could severely dilute our current shareholders’ interests.

Our Board of Directors has the authority to issue up to 20,000,000,000 authorized shares of our common stock or stock warrants and options to acquire such common stock. Our Board of Directors has the authority to issue up to 50,000,000 shares of preferred shares that have various rights of conversion to common stock. Refer to Description of Registrant’s Securities below for full details of Series A, Series B, Series C, and Series D Preferred Shares. The future issuance of common stock may result in dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our existing stockholders.

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

ITEM 2. PROPERTIES

As of the date of the filing of this report, the Company leases numerous stores, facilities, and offices for itself and its subsidiaries, which in total is 7,206 square feet for a Base monthly rent of $79,882, as detailed below:

-12 ReTech Corporate - Leases under 200 square feet of office space at 420 Lexington Avenue Suite 1200 New York City, N.Y. 10170 USA for a monthly fee of $2,095. The Lease provides conference room space on an hourly fee basis and is month to month. In addition, 12 ReTech has access to office and conference room space on an at needed basis at 515 E. Grant Street #150 Phoenix, Arizona 85004.

-12HK- Rented a virtual office space on a yearly lease which ended October 9, 2018. The annual cost was $795 and was located at Unit 1104, 11/F Crawford House 70 Queens Road Central, Hong Kong.

-12 Retail Corporation- has access to office space and conference facilities at 515 E. Grant Street, Suite 150 Phoenix, Arizona 85004 that it shares with its parent 12 ReTech Corporation for a use fee as needed. 12 Retail Corporation also operates a variety of facilities through its two divisions of approximately 7,006 square feet for a base monthly rental costs of $76,992. 12 Retail Corporation operates a 3,663 square foot retail location in the Mohegan Sun Casino at a rental cost of 8% per month which lease read from minimum guaranteed rent will expire in June, 2021. Management intends to extend this relief based on the current traffic in the Casino. It also maintains the following facilities detailed below:

●	12 Fashion Group, Inc. leased approximately 1500 square Feet in NYC for a Base monthly rental costs of $5,700 and maintains 200 square feet of design space in Ogden Utah for a monthly rent of $1000 per month

●	-Bluwire Group, LLC leased approximately 6,156 square Feet for a Base monthly rental costs of $42,332, which is detailed below:

○	Bluwire Denver- Had three Kiosk locations, 2002K which is 120 Square feet, 2014B 34 Square feet, 4008B 34 square feet. Base monthly rent was $20,960. Two of the kiosks were closed permanently on November 1, 2019. The remaining kiosk was closed permanently effective February 1, 2020.

○	Bluwire Dulles A and B –Space A is number 32 which is 877 square feet and Space B number 59A which is 593 square feet. Base monthly rent is $20,333. Lease is scheduled to expire November 2020. The cancellation has been held in abeyance due to the Covid-19 Pandemic until we are ready to open.

○	Bluwire JFK –Space 23S.C. which is 320 Square feet. We have a 6-year lease that expires April 30, 2020. Base monthly rent was $10,600 per month. This lease has not been renewed. However, we have been in talks with the landlord to lease different space that would be more advantageous to the Company without endangering the locations run by our royalty stores.

○	Bluwire Newark –Space 20 which is 515 square feet. Base monthly rent was $15,083 plus 15% of gross sales exceeding $100,000 in any given month. Lease agreement is month to month agreement. This location is in abeyance due to the Covid-19 pandemic and the Company has plans to re-open in the third quarter 2021 at which time management believes that the longer term lease will e based solely on a percentage of sales.

○	-Bluwire Mohegan Sun -3,663 square foot lease with Mohegan Tribal Gaming. Base monthly rent is $6,916, plus a percentage rent equal to 8% of the gross sales that exceeds $86,450 per month until January 2021. Lease expires on April 14, 2021. This lease has been renegotiated and taken over by a different subsidiary of the company that was able to fully stock the store with inventory.

During the year ended December 31, 2020, the Company permanently shuttered the following facilities to consolidate revenue and decrease expenses (not counted above):

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

PART II

Item 5. Market Information

Our common stock was traded under our former name DEVAGO, INC. on the over-the-counter pink market from December 30, 2014 to June 8, 2017 under the symbol “DVGG”. Effective June 8, 2017, the Company changed its name to 12 RETECH CORPORATION and effective on or around June 8, 2017 the quotation symbol was changed to “RETC” where our stock traded on OTC Markets’ over-the-counter pink sheet market. On March 16, 2018, the Company filed Form 8A-12G and became a mandatory filer with the United States Securities and Exchange Commission. The following table sets forth the high and low bid prices for our common stock on the OTC Markets over-the-counter pink market from January 1,2020 to December 31,2020. The source of these quotations is www.OTCMarkets.com quarterly market summary. The bid prices are inter-dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.

Quarter Ending	High Bid	Low Bid
December 31, 2020	0.0007	0.0003
September 30, 2020	0.0003	0.0001
June 30, 2020	0.0003	0.0001
March 31, 2020	0.0006	0.0007

Holders of Common Stock

As of June 1, 2021, the closing price for the Company’s common stock on OTC Markets was $0.0012 per share. We had over 1,900 stockholders of record of the 5,593,994,474 shares outstanding.

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

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as, and if declared by our Board of Directors, based upon the Board’s assessment of:

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

Company

12 ReTech Corporation is a holding company with subsidiaries that develop, sell, and install software that we believe enhance the shopping experience for shoppers and retailers. As a holding company, we also acquire synergistic operating companies that manufacture and sell Fashion products to other retailers as well as selling products online. In October 2019 we also acquired retail stores in airport terminals and casinos to create a true Omni-Channel retailer. The plan was this would allow us to deploy our cutting-edge software in the United States to demonstrate its effectiveness, as well as to test, real time new software products to continue to delight consumers and generate additional revenue and profits for retailers.

During the 4th quarter 2019 and continuing in the first quarter 2020 and with the effects of the pandemic created by COVID-19, the Company consolidated operations around two operating entities; 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”) and 12 Retail Corporation, formed on June 27th, 2017 (“12 Retail”).

12 Retail is itself divided into three operating units; 12 Retail, Bluwire Group, LLC (“Bluwire”) that will operate our airport retail stores in airports, 12 Retail itself which will operate our casino store(s), and 12 Fashion Group, Inc. that operates our fashion wholesale and direct to consumer brands, including Rune NYC, Social Sunday, Red Wire Design, Emotion Fashion Group. 12 Retail will serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for emailers as well as providing access to other retailers through our whole fashion business relationships.

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

Throughout 2019, the Company made a number of acquisitions for its 12 Retail subsidiary. The criteria management used in selecting and completing these acquisitions was; 1) Each acquisition had significant revenue, 2) management identified that the acquisition could at some point assist in the deployment of our retail software technology, 3) the business could benefit from expense consolidation and better management controls, and 4) be able to be acquired and managed within the resources available to the Company.

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

In the first quarter of 2020, the processes discussed here continued and accelerated until our business was interrupted by nationwide closures due to the COVID-19 pandemic. Management used this period once most operations were closed to more swiftly shutter unprofitable retail stores, close the unprofitable Utah factory, and further streamline operations which management believes may make the Company a much stronger player post COVID-19 pandemic. (See Risk Factors).

During the 4th quarter of 2019 the company completed the last two acquisitions for the year (Bluwire Group, LLC & Social Decay d/b/a Social Sunday) and began to consolidate them into 12 Retail. 12 Retail was itself divided into two operating segments; Retail and Fashion. Angelo Ponzetta, our CEO who had 25 years of retail experience, was named as the acting CEO of Bluwire, and Emily Santamore, with over 10 years of experience in the fashion industry, was named President of 12 Fashion Group, Inc.

Principal subsidiaries as December 31, 2020.

The details of the principal subsidiaries of the Company as of December 31, 2020, are set out as follows (additional consolidation may occur in the future):

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

From an operating perspective, 12 ReTech Corporation is a holding company with two main operating companies that themselves may now and/or in the future own other subsidiaries. They are: 12 Retail Corporation which now operates our casino stores and subsidiaries Bluwire Group, LLC, 12 Fashion Group, Inc and others, and 12 Tech Inc that designs and develops our retail software.

The Company has earned money from four different revenue streams (in declining order): Retail Sales, Wholesale and Online sales of Fashion products, Royalty Payments for 3rd party licensing of the Bluwire name, and technology sales.

Effects on us of the Covid-19 Pandemic

2020 was an unusual year, in that at nearly the same time the entire world was in the grip of the Covid-19 pandemic with unprecedented closings of businesses, a virtual cessation of most business and personal travel, lockdown and stay at home orders. As a Company centered on retail and which derives the most significant portion of its revenue from retail stores in airports and casinos, we were hit particularly hard. In retail, the 1st quarter of every year is the slowest revenue quarter of any year, and even before that first quarter ended all of our retail stores were closed due to the pandemic. Only the casino store was able to be re-opened in mid-December 2020 to lackluster sales. Supply chains were interrupted, and it became difficult to re-stock our retail store for the holiday season which also delayed its re-opening to mid-December, after an aborted restart in September. The supply chain problems also delayed the receipt of fabric and other products needed by our Fashion Group as they began to re-emerge from under the pandemic closures. Our fashion group, being based-in NYC was closed for many months and only reopened in July to produce masks. All of the stores our fashion group would sell to were also closed. Our technology division, 12 Tech Inc, was also hard hit. Not only were retailers closed and conserving cash like we were, but it became apparent that consumers would no longer interact with public touchscreens, which was the corner stone of our technology. In other words, our technology was made obsolete in the blink of an eye.

The Company managed survival during the pandemic by squirreling cash and obtaining PPP and or EIDL loans from the SBA. We attempted to retain all of our key employees utilizing these funds, but as a subsequent event by June 2021 most have found other jobs once the PPP money ran out. This presents challenges for our airport stores re-openings, as it is a long process to get employees certified (“badged”) to work in airports. This will further slow our re-openings during 2021. We also renegotiated various leases and commitments to make us more streamlined and efficient as we re-open and expand. In Japan, we renegotiated out licensing arrangement with ITOYA whereby they managed more of the day to day software for a smaller fee and we eliminated virtually all of our costs there. We also learned that the App we had developed there was strongly used by Japanese consumers of ITOYA and we could re-develop it for the U.S. market. This process is well on the way and management believes will create the next great shopping platform.

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

YEAR ENDED December 31, 2020 COMPARED TO THE YEAR ENDED December 31, 2019

Amounts reflected in our financial statements are accounted for under common control accounting (see footnotes).

Revenues

During the year ended December 31, 2020 our revenues decreased to $721,312 from $1,628,607 in the prior comparable year. This represents and decrease of $907,295 or 56%, which is primarily the result of the global pandemic due to COVID 19 on our Bluwire subsidiary and 12 Fashion Group subsidiary. The government forced the closure of all our store locations on March 16, 2020. When allowed, the company was able to re-open one of our store locations in December 2020. We hope to open additional store locations in the near future.

Cost of revenues

During the twelve months ended December 31, 2020 we incurred Cost of Revenues associated with the delivery of our products in the amount of $385,236, as compared to $1,122,086 for the comparable period in 2019. These expenses are related to costs of delivering goods. In 2020, our Cost of Revenues as a percentage of Revenues was 53% as compared to 66% in the prior comparable period. The lower cost of revenues as a percentage of Revenues in 2020 is mainly the result of on cutting purchases of inventory and production materials due to COVID 19.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2020 were $1,762,856, a significant decrease of $361,516 or 17% when compared to $2,124,372 for the year ended December 31, 2019. The decrease is a result of impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fee expenses for the year ended December 31, 2020 were $683,251 a decrease of $542,448 or 44% when, compared to $1,225,699 for the year ended December 31, 2019. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending from the period of closure on March 16, 2020 until December 31, 2020.

Depreciation and amortization

Our depreciation expense for the year ended December 31, 2020 were $439,269 an increase of $340,163 or 343% when, compared to $99,107 for the year ended December 31, 2019. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. As such the company had twelve months of depreciation and amortization as opposed to three months in 2019.

Other Expense

Our Other Expenses increased by $10,187,508 or 110% to $19,391,799 for the year ended December 31, 2020 compared to $9,204,291 for the year ended December 31, 2019. There are four main components of the increase of the 2020 Other Expense category:

1.	A significant increase in loss of change in derivative liability of $18,860,260 for the year ended December 31, 2020 compared to $3,524,861 for twelve months ended December 31, 2019 resulting in an increase of $22,385,121 which is the result of the calculation of derivative liability using Black-Scholes.

2.	A decrease in other income to $431,937 for the year ended December 31, 2020 compared to $1,023,965 for twelve months ended December 31, 2019. Other income was primarily the result from the write off of certain debts which was described in 2019 10K.

3.	A decrease in general default reserve expense of for the year ended December 31, 2020 of $491,897 as of December 31, 2020 compared to $2,139,961 as of December 31, 2019.

4.	A decrease in interest expense of $8,523,487 to $471,579 as of December 31, 2020 compared to $8,995,066 for the ended December 31, 2019.

See these components described in further detail below.

Other Income

During 2019, the Company recognized a loss impairment of software development costs of $513,601 December 31, 2019 without a similar comparable expense during the prior period ending December 31, 2019. Periodically, management reviews its capitalized costs to determine if they are properly valued or should they be impaired. As of September 30, 2019. Management had capitalized approximately $513,601 in development costs for its 12 Technology Suite and 12 Sconti APP. While management still believes in the long-term validity of these software applications, the fact remains that adoption by retailers has not met management’s expectations. This led management to cut costs in the 12 Europe and 12 Japan operations. Therefore, management believes that the capitalized costs for the software development should be fully impaired during the 4th quarter of 2019.

Also, during 2019, the Company recognized other income primarily from 12 Europe declaring bankruptcy on August 26, 2019, whereby all debts of the company were eliminated with the exception of $35,757 in accounts payable resulting in a gain of $445,244. In addition, as discussed in Note 4, the Company effectively foreclosed on its liens against the assets of Emotion Apparel, Inc. taking possession of assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear and retuned the equity of Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result of the debts related to Emotion Apparel, Inc, which reverted to the Seller including all accounts payable, accrued expenses and notes payable resulting in a gain of $511,486 to the Company. Lastly, after careful review by management, certain accounts payable were determined not to be valid expenses. These payables totaling approximately $68,000 were offset as a gain to other income.

In 2020, the company filed for bankruptcy for the Red Wire Group. As a result, the company recognized other income as a result of write off of debt associated with Red Wire Group. In addition, the company also closed its Denver Bluwire store location, as such the company wrote off associated intercompany loans.

Interest Expense

There was also a decrease in interest expense of $8,523,487 to $471,579 as of December 31, 2020 compared to $8,995,066 for the period ended December 31, 2019. Decrease in interest expenses is related to decrease in convertible notes’ convertible preferred stock during the same period. As well as a significant decrease in interest expense associated with the additional derivative liability and for the general default reserve.

Change in Derivative Liability

There was a loss as a result of the change of derivative liability of $18,860,260 as of December 31, 2020 compared to gain of $3,524,861 for the period ended December 31, 2019. The reason for the change was because of a change in the calculation method from Lattice model to Black-Scholes model.

General Reserve Expense

The company recognized a general default reserve expense of for the year ended December 31, 2020 of $491,897 compared to 2,139,961 as of December 31, 2019. On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”). For additional details, see MD&A including the settlement of $120,375 which is still pending. However, management calculated a default reserve which represents the additional amount management would have to payout to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest in 2019 and updated these calculations in 2020. The total reserve quantified by management amounted to $2,278,648 as of December 31, 2020.

Net Income

During the year ended December 31, 2020, we incurred a net loss of $21,940,137 compared to a net loss of $12,150,698 for the year ended December 31, 2019. This increased loss is primarily the result of the increase in the change in derivative liability and compounded by the significant decrease in revenues as a result of the global pandemic of COVID 19 during 2020.

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

While management believes the results of operations for 2019 for the acquired companies are not indicative of the future results for all of the reasons herein above combined with impact of COVID-19, management believes it is important to show how materially the prior year’s revenues would have been for the Company had they been acquired at the beginning of 2019 without the material improvements we have made since acquiring them.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At December 31, 2020 the Company had a deficit in working capital (current liabilities in excess of current assets) of $31,490,395. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2020, amounts owed to stockholders totaled $383,753. At December 31, 2019, the Company had a deficit in working capital (current liabilities in excess of current assets) of $11,786,147. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2019, amounts owed to stockholders totaled $384,091. The increase in working capital deficit when compared to December 31, 2019 was principally due to an increase derivative liabilities and to a lesser extent, increase in accounts payable.

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

At December 31, 2020, the Cash and Cash Equivalents balance was $11,784 compared to December 31, 2019, the Cash and Cash Equivalents balance was $118,860.

During the year ended December 31, 2020, the current liabilities increased by $19,409,181 when compared to December 31, 2019. The primary reason for the increase was the increase in derivative liabilities of $18,438,798 to $23,798,240 and accounts payable of $1,020,96 to $3,187,592 as of December 31, 2020 compared to $5,359,422 and $2,167,496 as of December 31, 2019. Due to Covid 19 pandemic, the company tried to preserve operations and obtained extended terms from most of its creditors.

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

Impact of COVID-19

Like most other business in the United States, our businesses have been severely impacted by the COVID-19 Pandemic. While the first quarter of any calendar year is historically the slowest quarter of the year for revenues, for our main operating subsidiaries the first quarter of 2020 was severely impacted by US Government’s business shutdowns and stay at home orders related to COVID-19. We derive most of our revenue from our 12 Retail Corporation, which is itself composed of two Operating units: 12 Fashion Group and Bluwire Group, LLC.

In response to the President’s “stay at home” orders, on March 16, 2020, we promptly laid off almost all of our 12 Fashion Group employees and contractors. 12 Fashion Group retained three employee/contractors and focused on producing and selling of washable reusable masks, both wholesale and direct to consumer online.

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

The Cares Act and the Payroll Protection Program SBA Loans (PPP Loans).

The Company has applied for PPP Loans for all of its U.S. operating Companies, and is in the process of analyzing if it would qualify for similar governmental assistance for its reduced operating unit in Japan (12 Japan Ltd). The Company has qualified and received for an aggregate of $294,882 of PPP Loans for its operating companies. These funds are being used to re-hire previously laid off personnel where appropriate and hire new personal that management believes better fits the post COVID-19 shut down environment. The Company is hiring personnel that will help the operating units generate revenues in a more contactless environment and to create changes to our cutting-edge retail software to help our stores and well as other retailers attract consumers in this new environment. The Cares Act provides very favorable terms for the repayment or forgiveness of the monies lent to qualifying businesses like ours. While the final rules are not yet formalized, the initial guidelines allow for complete forgiveness for monies spent on approved expenses such as payroll and labor with non- approved expenses to be paid back over 2 years at 1% annual interest with no payments for the first 6 months after receipt. No collateral was pledged for these loans and management did not have to sign any personal guarantees. Management will make every effort to utilize these PPP loan funds in a manner that may allow for complete forgiveness of the loan(s) while providing the best opportunity for the continuity and growth of the business.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not yet generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended December 31, 2020. Our total accumulated deficit at December 31, 2020 was $44,475,900 compared to $22,756,345 as of December 31, 2019.

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

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position, or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 RETECH CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

12 ReTech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of 12 ReTech Corporation and subsidiaries (the “Company”) as of December 31, 2019 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

We have served as the Company’s auditors from 2019 to 2020.

San Diego, California

June 18, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

12 ReTech Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of 12 ReTech Corporation and subsidiaries (the “Company”) as of December 31, 2020 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers

We have served as the Company’s auditors since 2021

Lakewood, Colorado

June 28, 2021

12 RETECH CORPORATION

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$11,784	$118,860
Accounts receivable	3,108	131,605
Inventory	177,172	241,987
Prepaid expenses	12,920	7,600
Total Current Assets	204,984	500,051

Fixed assets, net	88,228	348,396
ROU Asset	52,671	303,071
Other Asset	-	179,100
Security deposit	241,250	60,824
TOTAL ASSETS	$587,133	$1,391,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,187,592	$2,167,496
Due to stockholders	383,753	384,091
Related Party Notes payable, net of discounts	31,000	346,000
Convertible notes payable, net of discounts	1,268,647	1,308,092
Derivative liabilities	23,798,240	5,359,442
General default reserve	2,278,648	1,769,791
Notes payable, net of discounts	35,000	-
Lease liability	52,671	245,207
Bank loans	249,937	233,250
Merchant cash advances, net of discounts	409,892	472,829
Total Current Liabilities	31,695,379	12,286,198

Lease Liability		59,372
SBA and PPP Loans	620,182	-
Total Long - Term Liabilities	620,182	59,372

Total Liabilities	32,315,561	12,345,570

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 170,400 shares and 121,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively. Liquidation preference $170,400	170,400	121,000
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019. Liquidation preference $0 as of December 31, 2020	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 912,368 shares and 935,368 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively. Liquidation preference $2,607,162	2,607,162	2,442,542
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at December 31, 2020 and December 31, 2019. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,197,566 and 9,183,816 shares issued and outstanding at December 31, 2020 and December 31, 2019	93	92
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 1 share issued and outstanding at December 31, 2020 and December 31, 2019	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 128,494 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at December 31, 2020 and December 31, 2019.	523,400	523,400
Common stock: 8,000,000,000 authorized, $0.00001 par value; 1,177,103,618 and 36,935,303 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	11,768	369
Additional paid-in capital	9,282,228	8,341,811
Minority interest	(634,297)	(412,753)
Accumulated other comprehensive income	(1,493)	(2,455)
Accumulated deficit	(44,475,900)	(22,756,345)
Total Stockholders’ Deficit	(34,780,224)	(13,791,904)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$587,133	$1,391,442

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Operations

	Twelve Months Ended
	December 31,
	2020	2019

Revenues	$721,312	$1,628,607
Cost of revenue	385,236	1,122,086
Gross Profit	336,076	506,521

Operating Expenses
General and administrative	1,762,856	2,124,372
Professional fees	683,251	1,225,699
Depreciation and amortization	439,269	99,107
Total Operating Expenses	2,885,376	3,449,178

Loss from operations	(2,549,300)	(2,942,657)

Other Expense
Other income	431,937	1,023,965
Reserve Expense	(491,897)	(2,139,961)
Interest expense	(471,579)	(8,995,066)
Gain/loss on derivative liability	(18,860,260)	3,524,861
Net Other Expense	(19,391,799)	(9,204,291)

Net Loss	$(21,941,099)	$(12,146,948)

Other comprehensive income- foreign currency translation adjustment	962	(3,750)

Comprehensive Loss	$(21,940,137)	$(12,150,698)

Minority Interest	$(221,544)	$(571,506)

Net Loss to 12 ReTech Corporation	(21,718,593)	(11,579,192)

Net Loss Per Common Share: Basic and Diluted	$(0.03)	$(0.45)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	641,140,917	26,837,252

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Stockholders Deficit

Years ended December 31, 2020 and 2019

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Minority Interest		Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2018	6,500,000	$65	1	$1	-	$-	-	$-	6,542,520	$65	$5,336,977	$		$1,295	$(11,180,903)	$(5,842,500)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	17,803,260	178	251,344		-	-	-	251,522
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	12,652,023	127	357,102		-	-	-	357,229
Preferred Stock issued with acquisition	500,000	5	-	-	120,088	480,352	97,600	488,000	-	-	199,995		158,753	-	-	1,327,105
Preferred Stock issued for services	114,165	1	-	-	-	-	-	-	-	-	62,999		-	-	-	63,000
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	(62,500)	(1)	(523,438)		-	-	-	(523,439)
Exchange series A preferred stock for related party and third party liabilities	1,915,151	19	-	-	-	-	-	-	-	-	1,154,572		-	-	-	1,154,591
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	1,427,533		-	-	-	1,427,533
Preferred shares issued for compensation	154,500	2	-	-	8,406	33,624	7,080	35,400	-	-	40,245		-	-	-	109,271
Dividends	-	-	-	-	-	-	-	-	-	-	34,482		-	-	-	34,482
Net loss	-	-	-	-	-	-	-	-	-	-	-		(571,506)	(3,750)	(11,575,442)	(12,150,698)

Balance - December 31, 2019	9,183,816	92	1	1	128,494	513,976	104,680	523,400	36,935,303	369	8,341,811		(412,753)	(2,455)	(22,756,345)	(13,791,904)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	785,026,210	7,850	111,124		-	-	-	118,974
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	355,142,105	3,550	42,448		-	-	-	45,998
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Preferred shares issued for Cash	13,750	-	-	-	-	-	-	-	-	-	5,051		-	-	-	5,051
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Dividends and Paid in Capital	-	-	-	-	-	-	-	-	-	-	354,990		-	-	-	354,990
Net loss	-	-	-	-	-	-	-	-	-	-	426,803		(221,543)	962	(21,719,555)	(21,513,334)

Balance December 31, 2020	9,197,566	92	1	1	128,494	513,976	104,680	523,400	1,177,103,618	11,770	9,282,228		(634,296)	(1,493)	(44,475,900)	(34,780,225)

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,941,099)	$(12,146,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439,269	99,107
Stock based compensation	-	207,271
Amortization of debt discount	4,460	1,068,669
Impairment of goodwill	-	1,971,677
Increase in notes payable and Series D-2 for defaults	491,897	2,139,961
Accrual of dividends on preferred stock	41,243	201,636
Impairment of software development cost	-	513,601
Gain/loss on derivative liability and additional interest expense recorded on issuance	18,860,260	3,524,862
Loss on exchange and issuance of preferred stock	109,080	674,644
Excess fair market value of common shares over liabilities settled	-	196,713
Relief of notes payable and other liabilities through rescindment of emotion acquisition	-	(163,805)
Accounts receivable	128,497	(40,474)
Prepaid Expenses	(5,320)	(2,716)
Inventory	64,815	49,141
Other current assets	179,100	114,119
Lease liability	(1,508)	1,508
Security deposit	-	11,913
Accounts payable and accrued liabilities	1,020,096	509,541
Net Cash Provided By (Used in) Operating Activities	(609,211)	(1,069,580)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	399	(16,146)
Cash received from acquisition	-	67,872
Cash paid on acquisition	-	(79,937)
Software development costs	-	(142,483)
Security deposit	(180,426)	-
Net Cash Used in Investing Activities	(180,027)	(170,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders	(338)	29,646
Proceeds from convertible notes payable and notes payable	80,000	539,915
Repayment of convertible notes payable	-	(99,684)
Proceeds from preferred and common stock	5,000	131,000
Proceeds from related party notes payable	-	331,000
Proceeds from SBA and PPP loans	620,182
Proceeds on merchant financing	-	566,000
Payments on merchant financing	(62,937)	(170,244)
Proceeds from bank loans	16,687
Net Cash Provided by Financing Activities	658,593	1,497,877

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(962)	(3,750)

Net decrease in cash and cash equivalents	(130,644)	84,889
Cash and cash equivalents, beginning of period	118,860	37,721
Cash and cash equivalents, end of period	$11,784	$118,860

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Discounts on convertible notes payable	$-	$539,915
Conversions of convertible notes payable, accrued interest and derivatives	$120,300	$1,072,707
Reduction of APIC related to derivative recorded on Preferred Stock in equity	$428,735	$582,824
Preferred stock issued for acquisitions	$-	$1,327,105
Conversion of Series B and D-2 preferred stock to common stock	$45,300	$357,229
Issuance of Series D-2 for accounts payable	$-	$200,000
Issuance of Series A for liabilities and related party payables	$-	$1,154,491
Net liabilities acquired from Emotion acquisition	$-	$734,388
Exchange of common and preferred stock for different series	$-	$53,439

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

12 Fashion Group, Inc an Arizona Corporation, was formed on June 26, 2020, and it operates our fashion wholesale and direct to consumer brands including Rune NYC, Social Sunday, and Red Wire Design, as well as consolidating remaining operations from our other smaller fashion acquisitions.

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2020, the Company has incurred losses totaling $44,475,900 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of December 31, 2020, the Company had a working capital deficit of $31,490,395. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail, Rune NYC, LLC (“Rune”), Red Wire Group, LLC (“RWG”), Bluwire Group, LLC (“Bluwire”), Social Decay LLC dba Social Sunday (“Social Sunday”) and Emotion Fashion Group which included Emotion Apparel, Inc., Lexi Luu Designs, Inc., Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. All inter-company accounts and transactions have been eliminated on consolidation. We currently have no investments accounted for using the equity or cost methods of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, stock-based compensation, derivate instruments, accounting for preferred stock, and the valuation of acquired assets and liabilities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,784 and $118,860 in cash and cash equivalents as at December 31, 2020 and 2019, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2020 and 2019, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2020, all inventory on hand is pursuant to our Bluwire and Rune acquisitions (see Note 4).

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

As of December 31, 2020, the company had fully amortized all remaining long-term assets and intellectual property during 2020. As a result, there were no longer any assets to impair as of December 31, 2020.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At December 31, 2020 and 2019, the Company recognized a full valuation allowance against the recorded deferred tax assets.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended December 31, 2020 and 2019, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the years ended December 31, 2020 and 2019, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2020 and 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company evaluated the effects of adopting ASU 2016-02 on its consolidated financial statements and determined the amount of lease assets and liabilities which was associated with the Bluwire leases. As such, the company recognized a lease asset of $303,071 and short- term lease liability of $245,207 and long- term lease liability of $59,372 in 2019. The company recognized a lease asset of $52,671 and short- term lease liability of $52,671and long- term lease liability of zero in 2020.The other leases do not have significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

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

RWG’s results of operations have been included in the Company’s operating results for the period from February 1, 2019. RWG contributed revenues of $594,735 for the year ended December 31, 2019. The results of RWG for 2020 is consolidated along with the revenues of the other 12 Retail subsidiaries. On March 6, 2020, Red Wire Group filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged.

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

Rune’s results of operations have been included in the Company’s operating results for the period from March 1, 2019. Rune contributed revenues of $163,050 in 2019. The results of Rune for 2020 is consolidated along with the revenues of the other 12 Retail subsidiaries.

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

The fixed assets acquired are being depreciated over their estimated useful lives of 5 years, as well as leasehold improvements which are amortized over the short of the useful lives or lease term. Other assets consist of the preliminary fair value of intangible assets acquired upon the acquisition, including Bluwire’s trademark and lease assets.

As of December 31, 2019, the Company determined, based on various qualitative and quantitative factors, that the acquired goodwill had indicators of impairment and therefore recorded a full impairment charge of $623,072.

Bluwire’s results of operations have been included in the Company’s operating results for the period from October 1, 2019. Bluwire contributed revenues of $790,534 in 2019. The results of Bluwire for 2020 is consolidated along with the revenues of the other 12 Retail subsidiaries.

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

Social Sunday’s results of operations have been included in the Company’s operating results for the period from November 1, 2019. Social Sunday contributed revenues of $55,638 in 2019. The results of Social Sunday for 2020 is consolidated along with the revenues of the other 12 Retail subsidiaries.

Acquisition – Other

The Company acquired these entities to expand their retail operations. In addition, the goodwill in connection with these acquisitions is not expected to be deductible for tax purposes. Intangibles are amortized over their expected life from one to five years.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the RWG, Rune, Bluwire and Social Sunday’s acquisitions had occurred as of January 1, 2019. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

Pro forma twelve months ended December 31
2019
Revenues	$5,219,301
Cost of revenues	2,845,331
Gross profit	2,373,970

Operating expenses	$5,799,715
Operating losses	$(9,204,291)

Net Loss	$(12,630,036)

Earnings Per Share	$(0.47)

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

On July 6, 2018, the Company incorporated a new Emotion Apparel, Inc. in the state of Utah and immediately re-named it as Emotion Fashion Group, Inc. (“Emotion Fashion Group” or “EFG”) and does business under the brand name, “Emotion Fashions.”

On September 30, 2019, the Company foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear, and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result, the Company wrote off the payables of Emotion Apparel, Inc. to other income, including $511,486 in accounts payable and accrued liabilities and $250,000 in notes payable.

The Company determined that the disposition of Emotional Apparel did not meet the criteria for discontinued operations reporting.

12 Europe, A.G.

12 Europe A.G. which was acquired in 2017 has underperformed against expectation. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported, and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G. bankruptcy filing, except for certain social benefit payments still owed approximately $35,000 by the Company. Therefore, this subsidiary is no longer in existence. Management does not consider this closure as a condition for discontinued operations as master representation agreement between 12 Europe has now been transferred to 12 Hong Kong and Coppola AG. As such, the software customer in Europe will continue to be supported. As such the total discharged accounts payable totaled $445,244 and were offset to other income.

The Company determined that the disposition of 12 Europe A.G. did not meet the criteria for discontinued operations reporting.

NOTE 5 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at December 31, 2020 and 2019 consists of the following:

	December 31, 2020	December 31, 2019
Prepaid expense	$12,920	$7,600
Other current assets	-	-
	$12,920	$7,600

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2020 and 2019 consists of the following:

	December 31,	December 31,
	2020	2019

Office equipment	$280,966	$281,365
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,506	78,506
Machinery		-
	458,786	458,785
Less: accumulated depreciation	(370,557)	(110,388)
Equipment	$88,228	$348,396

Depreciation and amortization for the years ended December 31, 2020 and 2019 amounted to $439,269 and $99,107, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019

Accounts payable	$1,356,812	$1,249,740
Accrued expenses	1,241,850	548,920
Accrued Salaries	139,300	111,000
Accrued board of director fees	150,000	30,000
Accrued interest	299,631	191,836
	$3,187,592	$2,167,496

NOTE 8 - DUE TO STOCKHOLDERS

Due to stockholders at December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
Daniel Monteverde	-	1,388
Angelo Ponzetta	11,217	10,167
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	200,000
	$383,753	$384,091

During the year December 31, 2019, the Company converted amounts to Daniele Monteverde and Angelo Ponzetta totaling $723,253 into Series A Preferred Shares, which was treated as contributed capital.

In connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand. See Note 8 for additional information.

As of December 31, 2020 and 2019, accounts payable and accrued liabilities included salaries of $139,300 and $111,000, respectively, and accrued board of director fees of $150,000 and $30,000, respectively.

NOTE 9 – RELATED PARTY NOTES PAYABLE

On September 30, 2019, the Company foreclosed on its liens taking possession of the assets including the brands; Lexi-Luu, Emotion Fashion Group, Punkz Gear, and retuned the stock in Emotion Apparel, Inc. and its subsidiaries to the Seller. As a result, the Company wrote off the payables of Emotion Apparel, Inc. to other income, including $261,486 in accounts payable and accrued liabilities and $250,000 in notes payable.

On October 3, 2019, Bluwire inaccurate posted a promissory note to a related party $300,000 and it accrued interest of $15,000 in 2019 when it should have been posted to equity. During 2020, the Company converted this note into equity, and accordingly reclassed $300,000 into additional paid-in capital.

As of December 31, 2020 and 2019, there were two demand notes outstanding totaling $31,000.

NOTE 10 – NOTES PAYABLE

On December 21, 2020 the company issued a note payable to a private investor for $35,000 in exchange for cash. As of December 31, 2020 there was one outstanding note payable for $35,000.

NOTE 11 – SBA AND PPP LOANS

On March 27, 2020, the Federal Government of the United States of America passed the Cares Act allowing companies access to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2021, the Company’s subsidiaries quality and received an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans. As a subsequent event, the company applied and a received a second round of PPP funding from the period January 23, 2021 to April 5, 2021 of $302,602.

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

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2020 and 2019 consists of the following:

	December 31,
	2020	2019
Dated September 15, 2017	$318,492	$337,653
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	33	25,443
Dated November 28, 2018	21,700	57,870
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	111,276	132,720
Dated February 19, 2019	64,500	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	26,500	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	56,194	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	5,350	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	33,600	-
Dated March 25, 2020	33,600	-
Total convertible notes payable	1,273,107	1,308,092

Less: Unamortized debt discount	(4,460)	-

Total convertible notes	1,268,647	1,308,092

Less: current portion of convertible notes	1,268,647	1,308,092
Long-term convertible notes	$-	$-

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

During the years ended December 31, 2020 and 2019, the Company recognized interest expense of $471,579 and $8,995,066, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of December 31, 2020, the unamortized debt discount of $4,460 are related to the new convertible notes issued in 2020.

During the year ended December 31, 2020, the Company converted principal and unpaid accrued interest totaling $120,300 into an aggregate of 785,026,210 shares of common stock. During the year ended December 31, 2019, the Company converted principal and unpaid accrued interest totaling $251,521 into an aggregate of 17,803,260 shares of common stock.

The Company has twenty-one (21) outstanding convertible notes as of December 31, 2020 with a total outstanding principal of $1,273,107. The 2019 notes matured from January 2020 to May 2020. The 2020 notes matured in September 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

The following table is a rollforward of activity, by each noteholder, for the years ended December 31, 2020 and 2019:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 12 31 20

1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153			$(19,160.78)	130,992
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500				187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	-				0
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-				-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-				-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123				40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714				56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000				60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443			$(25,410.13)	33
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-				-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870			$(36,170.00)	21,700
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000				25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000				105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000				115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720			$(21,444.27)	111,276
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-				-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500				64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500				26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825				27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$56,194	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194				56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125				55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350				5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825				6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600										$33,600			33,600
30	LG Caputal Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600										$33,600			33,600

Convertible note total					214,021	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(102,185)	1,273,107

As additional consideration, the Company is to issue to Adar Bays Capital shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

As of December 31, 2020, all were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts during 2019.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of December 31, 2020 and 2019, the Company recorded a general default reserve of $2,278,658 and $1,769,791, respectively.

NOTE 13 – DERIVATIVE LIABILITIES

The Company classified certain conversion features in the convertible notes and preferred stock issued as embedded derivative instruments due to the variable conversion price feature and potential adjustments to conversion prices due to events of default. These conversion features are recorded as derivative liabilities at fair value in the consolidated financial statements. These fair value estimates were measured using inputs classified as Level 3 of the fair value hierarchy. The Company develops unobservable Level 3 inputs using the best information available in the circumstances, which might include its own data, or when it believes inputs based on external data better reflect the data that market participants would use, its bases its inputs on comparison with similar entities. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, For the 2019 audit, the Company used a Lattice-Based Simulation model, which incorporates inputs classified as Level 3 was appropriate. During 2020 the Company reconsidered and reverted to the Black-Scholes model.

The following table present the assumptions used in the Lattice-Based and Black-Scholes Simulation models to determine the fair value of the derivative liabilities as of December 31, 2020 and 2019:

December 31, 2020 (Black-Scholes)
Risk-free interest rates	0.21%
Expected life (years)	1.00 year
Expected dividends	0%
Expected volatility	467%

December 31, 2019 (Lattice Model)
Risk-free interest rates	1.74 – 2.63%
Expected life (years)	0.05 – 1.00 years
Expected dividends	0%
Expected volatility	226 – 736%

The following table provides a roll-forward of the fair values of the Company’s derivative liabilities for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020
Balance – December 31, 2019	$5,359,442
Additional new conversion option derivatives	7,272
Conversion of note derivatives	(428,733)
Change in fair market value of derivative liabilities	18,860,260
Balance – December 31, 2020	$23,798,240

Year Ended December 31, 2019
Balance – December 31, 2018	$2,696,470
Issuance of new derivative liabilities	7,592,844
Conversions to paid-in capital	(822,187
Reclass to additional paid-in capital	(582,824
Change in fair market value of derivative liabilities	(3,524,861
Balance – December 31, 2019	$5,359,442

NOTE 14 – MERCHANT FINANCING

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

As of December 31, 2020, the Company had total merchant financing payables of $412,647 with unamortized discounts of $2,754 for net payable of $409,892.

As of December 31, 2019 the Company had total merchant financing payables of $631,664 with unamortized discounts of $158,835 for net payable of $472,829.

On March 16 2020, as part of the Company’s streamlining operations and partially because of COVID-19, the Company filed a Chapter 11 Reorganization of Red Wire Group, LLC. The Company’s 12 Fashion Group continues to service Red Wire Group customers under the trade name Red Wire Design.

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

Beginning in December 2020 and continuing through the date of this report, as a series of subsequent events, the Company’s 12 Retail subsidiary has received short term fundings from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45 to 60 day intervals for inventory and special orders for customers.

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

NOTE 15 - STOCKHOLDERS’ DEFICIT

As of December 31, 2020 and 2019, the Company’s Articles of Incorporation, as amended and restated, is authorized to issue 8,000,000,000 shares of common stock at par value of $0.0001 and 50,000,000 shares of preferred stock at par value of $0.00001.

Reverse Stock Split and increased authorized common shares

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

Series A Preferred Stock

As of December 31, 2020 and 2019, there were 10,000,000 designated shares of Series A Preferred Stock.

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

Voting

The Holder of each share of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder; and, (b) by 20. The holders of Series A Preferred Stock shall vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stock shareholders of the Company

2020 and 2019 Transactions

During the year ended December 31, 2020, the Company issued 1,250 shares of Series A preferred stock for total proceeds of $5,000. In 2020, the Company issued 12,750 shares of Series A preferred stock for a negligible fair value.

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

- During the third quarter, 2020 the company issued $12,750 Series A shares in restricted shares to employees under the Employee Restricted Stock Plan.

- In December 2020, the company issued $1,250 Series A shares for cash.

- In March 2021, the company issued 1,250 Series A shares for cash.

- In April 2021, the company issued 1,250 Series A shares for cash.

- In April 2021, the company issued 25,000 Series A shares for cash.

As of December 31, 2020 and 2019, there was 9,197,816 and 9,183,816 shares of Series A Preferred Stock deemed issued and outstanding.

Series B Preferred Stock

As of December 31, 2020 and 2019, there were 1,000,000 designated shares of Series B Preferred Stock.

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

2020 and 2019 Transactions

During the year ended December 31, 2020, the Company issued Series B Preferred Stock as follows:

-	On January 16, 2020, an existing Series B stockholder purchased 53,000 Series B Preferred shares for proceeds of $53,000 under the same terms as their prior purchases.

-	The holders of 3,600 shares of Series B Preferred Stock converted these shares for 29,353,846 shares of common stock.

During the year ended December 31, 2019, the Company issued Series B Preferred Stock as follows:

-	The holders of 68,000 shares of Series B Preferred Stock converted these shares for 1,815,742 shares of common stock.
-	In November 2019, the Company issued 68,000 shares of Series B Preferred Stock for $68,000.
-	In December 2019 the company issued 53,000 shares of Series B Preferred Stock for $53,000.

Series C Preferred Stock

As of December 31, 2020 and 2019, there were two designated shares of Series C Preferred Stock.

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

As of December 31, 2020 and 2019, there is one share of S Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

Series D Preferred Stock are “Blank Check” Preferred which allows the Board of Directors to subdivide and/or determine the rights, privileges, and other features of this stock.

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

As of December 31, 2020 and 2019, there were 500,000 shares designated as Series D-1 Preferred Stock with a stated value of $2.00 per share (the “Stated Value”).

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

As of December 31, 2020 and 2019, there are 0 Preferred Series D-1 shares issued and outstanding, respectively.

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

In 2020, the Company converted an aggregate of 23,000 shares of Series D-2 Preferred Stock with a fair value of $46,000 into 355,142,105 shares of common stock.

The Company issued 346,625 Series D-2 shares to Oasis Capital with a value of $692,850. On April 1, 2019, Oasis Capital received $103,500 in exchange for 103,500 Series D-2 shares. On May 9, 2019, the Company received $50,000 in exchange for 45,045 Series D-2 Preferred Shares from Oasis Capital with which the Company had previously executed the PIPE Securities Purchase Agreement in March of 2019. During the year ended December 31, 2019 Oasis Capital redeemed $127,580 or 63,790 shares of its Series D-2 Preferred shares for 3,000,000 common shares. In addition, Oasis purchased an additional 9,009 series D-2 Preferred shares for $10,000. For the year ended December 2019, Oasis redeemed and exchanged $127,580 or 63,790 shares of its D-2 Preferred shares for 10,536,281 commons shares.

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

In addition, on April 3, 2019, the Company entered into a PIPE Securities Purchase Agreement with a key technology vendor where the Company exchanged 125,000 Series D-2 Preferred Shares for $200,000 of Company debt held by that vendor. An additional $50,000 was expensed as a result of this transaction. During the fourth quarter Oasis converted 6,040 Series D-2 Preferred shares.

As of December 31, 2020 the Company had 912,368 Series D-2 Preferred Shares with a redemption value of $2,607,162 and 935,368 Series D-2 Preferred Shares with a redemption value of $2,442,542 as of December 31, 2019.

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

As of December 31, 2020 and 2019, there were 54,840 Preferred Series D-3 shares outstanding at $5.00 par representing a total of $274,234. There were accrued dividends of $61,977 and $34,482 at December 31, 2020 and 2019, respectively.

Series D-4 Preferred Stock

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

As of December 31, 2020 and 2019, the Company had 128,494 Series D-5 Preferred Shares outstanding with a face value of $513,976. The company recorded had accrued dividends of $47,400 and $20,452 at December 31, 2020 and 2019, respectively.

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

- The Company issued 42,000 shares pursuant to the acquisition of Social Sunday. See Note 4.

There were no shares issued for 2020.

As of December 31, 2020 and 2019, the Company had 104,680 Series D-6 Preferred Shares with a face value of $523,400.

Common Stock

2020 Transactions

During the year ended December 31, 2020, the Company converted principal and unpaid accrued interest totaling $120,300 into an aggregate of 785,026,210 shares of common stock.

During the year ended December 31, 2020, the Company converted an aggregate of 23,000 shares of Series D-2 Preferred Stock with a fair value of $46,000 into 355,142,105 shares of common stock.

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

As of December 31, 2020 and 2019, 1,177,103,618 and 36,935,303 shares of common stock were issued and outstanding, respectively.

NOTE 16 - INCOME TAXES

The Company operates in the United States and its wholly owned subsidiaries operate in Japan, Hong Kong and Switzerland and files tax returns in these jurisdictions.

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2020	2019
Tax jurisdiction from:
- US	$(22,106,596)	$(11,180,704)
- Foreign
Hong Kong (HK)	(258,861)	(788,542)
Japan (JP)	(20,988)	(39,642)
Switzerland (EU)	404,331	(215,687)
Loss before income taxes	$(21,940,137)	$(12,146,948)

There was no provision for income taxes for the years ended December 31, 2020 and 2019, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2020 and 2019 for United States is 21%, Hong Kong is 16.5%, Japan is 30%, and Switzerland is 20%, whereas the actual rate was zero. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and permanent differences due to a significant amount of non-cash income and expenses.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
NOL carryforwards
United States – current rate	$3,563,537	$2,917,945
United States – effect of change in statutory rate	-	-
-Foreign	682,324	728.789
Total	4,246,044	3.646,734
Less: valuation allowance	(4,264,044)	(3,646,734)
Net deferred tax asset	$-	$-

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification, and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2019 and 2018. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $20,500,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $4,200,000 as of December 31, 2020. Certain of these carryforwards begin to expire in 2024.

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

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $4,264,044 and $3,646,734 for deferred tax assets existing as of December 31, 2020 and 2019, respectively. The change in the valuation allowance was an increase of $617,310 and $2,115,542 for the years ended December 31, 2020 and 2019, respectively. The valuation allowance as of December 31, 2020 and 2019 is attributable to NOL carryforwards in the United States and foreign jurisdictions.

The Company’s tax returns are subject to examination by tax authorities in the U.S., various state and foreign jurisdictions. The Company is generally no longer subject to examinations for years prior to 2014. The Company is currently delinquent in its income tax filings.

NOTE 17 - COMMITMENTS

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $52,671. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum rental payments 2021 are $52,671, respectively.

Operating Leases

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

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six month’s notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the years ended December 31, 2020 and 2019, the Company paid $220,975 and $476,037, respectively, under the contract to which an additional $269,290 was payable as of December 31, 2020. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc. See Note 10 for discussion regarding issuances of Series A and common stock to the third party.

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

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2020 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows:

Subsequent Events:

-	On April 30, 2021 the Company received $30,000 from SBI and an additional $40,000 on May 17, 2021 (see below).

-	On April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef and on June 1st an additional $50,000.

-	On May 6, 2021 the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000.

-	On May 17, 2021 the Company received an additional $40,000 from SBI.

-	On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8 Billion to 20 Billion common shares.

-	In May 2021, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

ITEM 9. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of December 31, 2020 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020 as a result of the identification of the material weaknesses described below.

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

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2021: (i) adopt sufficient written policies and procedures for accounting and financial reporting, (ii) complete the implementation of QuickBooks Enterprise solution for consistent recording and accounting of all transactions across all business groups started in 2020. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Accordingly, while the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles generally accepted in the United States of America.

While our internal controls are improving there is more work to do as our Company continued to recover from the Pandemic and increases employment so that we can better segregate Suites. During 2020 Management has taken steps to segregate duties. Personnel and officers who make journal entries have no control of the bank accounts. Operational personnel have no control over financial reporting.

The operations team consists of three main team members. One who is President of the Fashion Group, another as acting director of operations of the retail group and a store manager of our one open retail store. The Tech team consists of another three team members. One who is director of technology and in charge of developing the new APP. Another who is a UX development and another who is App Platform team leader. Our US operations are managed by several team members who co-ordinate all of the above at my directions of CEO.

Individual operations team members make requests for A/P payments, inventory, and materials or for things to be purchased outside of the ordinary course of business. Those need to be approved by the initial supervisor where appropriate, reviewed and approved by a USA coordinator and then authorized by CEO. The authorized payments are then sent to the paymaster for payment and the Comptroller for posting and review to ensure that only authorized payments are made.

Based on the aforementioned, all of the tasks are segregated so that no one person can issue payments on their own. Any payment must be in line with the payments unanimously authorized by the board.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2020 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors.

Each director of the Company serves for a term of one year and until his successor is elected and qualified at the next Annual Shareholders’ Meeting, or until his death, resignation, or removal. Each officer of the Company serves for a term of one year and until his successor is elected and qualified at a meeting of the Board of Directors.

The following sets forth information about our directors and executive officers as of December 31, 2020.

NAME	AGE	POSITION
Angelo Ponzetta	60	Chairman of the Board, Chief Executive Officer, Secretary, President

Daniele Monteverde	69	Chief Financial Officer, Director

Dominick D’Alleva	68	Advisory Board Member

Richard J. Berman	79	Advisory Board Member

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officers or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Appointment of new directors and officers (last five years to present)

Mr. Angelo Ponzetta

President, Chief Executive Officer, Secretary and Chairman of the Board of Directors & Founder. Mr. Ponzetta also serves as the sole director or CEO or managing member (as appropriate) of each of our subsidiaries:

Mr. Ponzetta has served as our Chief Executive Officer, President, Secretary and Chairman of the Board of Directors since June 27, 2017. Mr. Ponzetta served as the Chief Executive Officer and Secretary of 12 Hong Kong, Ltd from 2010 and still serves in that capacity since 12 Hong Kong was acquired by the Company on June 27, 2017. Mr. Ponzetta has extensive experience in technology, engineering, and retail. It was based on these experiences that he became the driving force behind the Company’s potentially disruptive technology.

In the technology field, Mr. Ponzetta worked for over 10 years in programming and development of processing systems at Kern AG and then in the IT department of a Swiss Bank.

His retail career began in 1992 in Asia when he joined the Swiss Trading Company UTC Japan, in the position as Executive Director to oversee the entire Finance and Marketing department of Fashion, Jewelry, and Watches. In 1994, he was then promoted to President and Representative Director, and managed the entire Company including offices in Taiwan, Singapore, and Hong Kong.

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

Mr. Monteverde holds a Ph.D. in Engineering (Specializing in Business Administration) from the University of Buenos Aires.

Ms. Emily Santamore

President of 12 Fashion Group, Inc. since January 23, 2020.

From 2013 to present, Ms. Santamore served as the senior executive of Rune NYC LLC, which was acquired by the Company in March 2019. Ms. Santamore is a fashion industry professional, who, previous to founding Rune NYC, developed and launched more than 15 other brands for a major international fashion house. She was named as Remodista Woman to Watch In Retail Disruption 2017 and has received numerous other awards.

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

Richard J. Berman

Advisory Board Member of the Company since October 30, 2017.

Richard Berman’s business career spans over 35 years of venture capital, senior management, and merger & acquisitions experience. Mr. Berman is a well-respected and seasoned professional, senior executive and public Company Board member with extensive experience in many business sectors including finance, technology, retail, bioscience, and real estate.

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

On March 6, 2020, the Company filed a Chapter 11 Subsection V bankruptcy filing on its Red Wire Group LLC subsidiary. Angelo Ponzetta managing member.

No	●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses,

No	●	Been subject to any order, judgment or decree, not subsequently reversed suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

No	●	Been found by a court jurisdiction of contempt (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

At the present time, there is no pending litigation or proceeding involving a director, officer, employee, or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding, which may result in a claim for such indemnification.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended December 31, 2020 and December 31, 2019.

Summary Compensation Table
Name and Principal Positions	Year	Accrued Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Angelo Ponzetta, CEO, Chairman	2019	$150,000	None	None	None	None	None	$150,000
Angelo Ponzetta, CEO, Chairman (1)	2020	$150,000	None	None	None	None	None	$150,000
Daniele Monteverde CFO, Director	2019	$120,000	None	None	None	None	None	$120,000
Daniele Monteverde CFO, Director (2) CFO, Director	2020	$120,000	None	None	None	None	None	$120,000
Kirk Kimerer CMO (3) Joined 10/19/17	2019	$26,798	None	None	None	None	None	$26,798
Richard J. Berman Advisory Board (4) Joined 10/30/17	2019	$120,000	None	None	None	None	None	$120,000
Richard J. Berman Advisory Board (4) Joined 10/30/17	2020	$180,000	None	None	None	None	None	$180,000
Emily Santamore CEO (5) Join 03/19	2019	$90,000	None	None	None	None	None	$90,000

(1)	(1) Angelo Ponzetta’s salary was increased to $12,500 per month starting in 2018. Mr. Ponzetta has agreed to defer the remaining regular payments until the Company has more consistent cash flow. In September, 2019, Mr. Ponzetta converted the majority of outstanding payable to 823,244 Series A Preferred Stock. In light of the company’s difficulties during COVID, Mr. Ponzetta has only a minimum amount of cash and deferred the rest, the remaining amount has been accrued as of December 31, 2020.

(2)	Daniele Monteverde’s monthly salary is to be $10,000 per month beginning in November 2017 and continued until December 2020. However, Mr. Monteverde has agreed to defer regular payment until the Company has more consistent cash flow. In September, 2019, Mr. Monteverde converted the majority of outstanding payable to 382,012 Series A Preferred Stock. Due to the company’s financial restraints, the company has deferred all of his compensation and as such for the remaining months in 2019 and 2020, Mr. Monteverde has deferred his compensation as such it has been accrued as of December 31, 2020.

(3)	Mr. Kimerer’s monthly salary was $8,000 per month for the period of January through June 2018. Mr. Kimerer was paid $20,298 during 2018. Mr. Kimerer was not with the company in 2019 nor 2020.

(4).	The Company paid Mr. Berman $17,500 during 2018. Mr. Berman has been accruing compensation of $10,000 per month for 2019 and 2020. In September 2019, the Company converted his then accrued compensation to 441,027 Series A preferred stock. Due to the company’s financial restraints, the company has deferred all of his compensation for the remaining months in 2019 and all of 2020, Mr. Berman deferred his compensation as such it has been accrued as of December 31, 2020. In addition, Mr. Berman has paid for our facilities on Lexington Avenue out of his own funds and we have deferred reimbursement.

(5)	Emily Santamore monthly salary was $7,500 for the period March 2019 to December 2019. Ms. Santamore’s salary was increased to $15,000 per month of which $5,000 is deferred in January 2020.

The Company does not currently offer stock options or warrants and does not have any plans to do so. The Company has instituted a restricted Stock plan to incentivize employees.

In September 2019, the Company instituted an Employee / Vendor Restricted Stock Plan (“Plan”) to incentivize employees and key vendors, and align their goals with that of all of our shareholders. The Plan provides for the issuance of a certificate to each eligible participant that represents issued Series A Preferred Shares (“Shares”). The Shares have a three-year cliff vest, which may be accelerated if the Company’s Common Shares maintain a $4 closing share prices in any 30-day period, or the Company up-listed its Common Shares to a nationally recognized exchange. During the vesting period, participants forfeit their shares in the event of termination or resignation. The Board of Directors periodically determines the amount of shares to be awarded, and at filing of this report, there are 119,250 Series A Preferred Shares issued (see “Series A Preferred Shares” in this report for the details of the rights, preferences, and restrictions for Series A Preferred Shares).

Employment Agreements

There are no employment agreements in place at the Company, except the following:

-	Greg Hael, consultant to 12 Fashion Group - former majority member of Red Wire Group, LLC. Has a 3-year consulting agreement with Red Wire Group LLC, whose payments were deferred until such time as the company was profitable and cash-flowing sufficient to make such payments. This contract has been discharged in the Red Wire Group Chapter 7 bankruptcy.

-	Emily Santamore, President of 12 Fashion Group - has a 3-year management contract to manage 12 Fashion Group, Inc. As of January 23, 2020, Ms. Santamore was promoted to President of the entire 12 Fashion Group, an unincorporated division of 12 Retail at a salary of $15,000 per month, subject to deferment of any amount over $5,000 per month until such time as 12 Fashion Group can afford to make the higher payments. This arrangement supersedes the Rune NYC management contract.

-	Chris Burden, member of Bluwire Group - as of October 1, 2019, Mr. Burden, who has previously served as President of Bluwire Group, LLC continued to nominally hold the title without the responsibility and has a 3-year consulting contract, with $5,000 per month payments that have been deferred. Mr. Burden has performed no services to the Company since the Covid-19 pandemic in March, 2020.

-	Mauricio Ojeda, member of Bluwire Group - as of October 1, 2010, Mr. Ojeda, who previously served as the Chief Operating Officer of Bluwire Group, LLC continued to nominally hold the title without performing the responsibilities and has a 3-year consulting contract with $7,500 per month payments, with all but two payments having been deferred. Mr. Ojeda has performed no services for the Company since before the Covid-19 pandemic of 2020.

-	Samantha Sisca, former President of Social Decay - resigned her position on April 15, 2020, which she had held for the Company from the acquisition date of November 19, 2019 until the time of her resignation. The management agreement called for $7,000 in monthly payments, which were partially paid during the period in consultation with Ms. Sisca, based on the cash flow of the subsidiary she managed. Ms. Siska has quit her job and provided no services to the Company since March 2020. The Company maintains a number of causes of action regarding Ms. Sisca, and management has not determined what actions it will take, if any.

-	Stefan Gugisberg, former CEO of 12 Europe A. G. (now defunct) (see resignations for details)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2020 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

As of December 31, 2020, there are 36,152,866 common shares outstanding and 5 million Series A Preferred Shares outstanding. Each Series A Preferred Shares is convertible to 20 common shares upon conversion and until conversion allows the holder to 20 votes. Consequently, the chart below is based upon 8,050,000,000 eligible votes.

Name and Address	Position	Shares Owned (1)	Percentage owned
Angelo Ponzetta, Unit B, 22/F, Times Centre, 391-407 Jaffe Road, Wanchai, Hong Kong - Common Shares	CEO	450,580	0.01%
Angelo Ponzetta Preferred Series A Shares- 5.1 million (Convertible at 1 Series A Preferred Share for 20 common shares)	CEO	Votes: 102,000,000	1.24%
Angelo Ponzetta Preferred Series C Shares- 1 share at costs $1.00 (The Series C Preferred Shares have no equity value, no preference in liquidation and is not convertible into common shares, authorizes the holder to vote one billion (8,000,000,000) votes on any matter that shareholders are entitled to vote for under our Bylaws.	CEO	Votes: 8,000,000,000	98%
Angelo Ponzetta – Aggregate	CEO	Votes: 8,102,450,580	99%
Daniele Monteverde Hanegi -1-30-8, Setagaya-ku, Tokyo 156-0042 – Common Shares	CFO	35,500	0.00%
Daniele Monteverde Preferred Series A Shares- 1.13 million (Convertible at 1 Series A Preferred share for 20 common shares)	CFO	Votes: 22,600,000	0.28%
Daniele Monteverde – Aggregate	CFO	Votes: 22,635,500	0.28%
All officers and directors as a group (2 persons)		Votes: 8,125,086,080	99%

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

In the twelve months ended December 31, 2020, the Company issued 1,140,168,315 Common Shares 5,538,488 versus 30,392,784 in the twelve months ended December 31, 2019.

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

Due to stockholders at December 31, 2020 and December 31, 2019 consists of the following:

	December 31,	December 31,
	2020	2019
Daniel Monteverde	$-	$1,388
Angelo Ponzetta	11,217	10,167
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	204,000
	$383,753	$384,091

On August 12, 2017, Gianni Ponzetta loaned CHF 60,000. The promissory note was unsecured, bore an interest at 1% per annum and is due December 31, 2019. In September 2018, Gianni Ponzetta converted this note and all the due to Gianni Ponzetta payables to Preferred D-3 shares. See Preferred D-3 shares in Note 13 below. During the 12 months ended December 31, 2019 total advances and expenses paid directly by stockholders on behalf of the Company $107,326 and $36,931.

Christopher Burden and Maurice Ojeda were prior owners of Bluwire and the liability noted here is owed by the Bluwire subsidiary.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTC Pink on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, Ben Borgers, for professional services rendered for the audits of our annual financial statements of the fiscal years ended December 31, 2020 totaled $25,000. The aggregate fees billed by Ben Borgers for professional services rendered for the review of the financial statements included in our quarterly reports included on Form 10Q for period ending March 31, June 30, and September 30, 2020 was $7,500.

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

34.	Certificate of Amendment filed with the State of Nevada with filed Definitive 14C filed on August 16, 2019 for the 2019 Reverse Split of Common Stock and Authority to Increase Authorized Common Stock

35.	Share Exchange Agreement between 12 ReTech Corporation and Red Wire Group. LLC on Form 8K filed on February 25, 2019.

33.5	Certificate of Designation of Series D-2 Preferred Stock.

36.	Share Exchange Agreement between 12 ReTech Corporation and Rune, NYC, LLC on Form 8K filed on March 21, 2019 .

37.	Share Exchange agreement for majority control between 12 ReTech Corporation and Bluwire Group, LLC on form 8k on October 15, 2019.

38.	Share agreement between 12 ReTech Corporation and Social Decay,LLC on form 8K on November 20, 2019

39.	Amendment to the Articles of Incorporation with the state of Nevada to to Reverse Split of 12 ReTech common stock a 1 for 500 reverse split of its outstanding common stock on form 8K on August 11, 2020.

40.	Amendment to the Articles of Incorporation to increase authorized from 16,000,000,000 to 20,000,000,000 common shares on form 8k on August 14, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

12 ReTech Corporation

Date: June 28, 2021		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: June 28, 2021		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
	Its:	Chief Executive Officer,
(Principal Executive Officer)

/s/ Daniele Monteverde
By:	Daniele Monteverde
Its:	Chief Financial Officer

