Form 10-Q
period 2021-03-31
12 Retech Corp
filed 2021-06-29
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 E. Grant St. Suite 150 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller reporting company [X]

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

MARCH 31, 2021

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

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Condensed Consolidated Balance Sheets

(unaudited)

	Mar 31,	Dec 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$49,819	$11,784
Accounts receivable	76,515	3,108
Inventory	167,526	177,172
Prepaid expenses	11,005	12,920
Total Current Assets	304,865	204,984

Fixed assets, net	71,450	88,228
ROU Asset	33,461	52,671
Other Asset	-	-
Security deposit	240,250	241,250
TOTAL ASSETS	$650,026	$587,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,470,995	$3,187,592
Due to stockholders	389,166	383,753
Related Party Notes payable, net of discounts	31,000	31,000
Convertible notes payable, net of discounts	1,199,458	1,268,647
Derivative liabilities	11,778,366	23,798,240
General default reserve	2,332,384	2,278,648
Notes Payable	40,000	35,000
Lease liability	33,461	52,671
Bank loans	249,937	249,937
Merchant cash advances, net of discounts	409,528	409,892
Total Current Liabilities	19,934,294	31,695,379

Lease Liability	-
SBA and PPP Loans	906,983	620,182
Total Long - Term Liabilities	906,983	620,182

Total Liabilities	20,841,277	32,315,561

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 170,400 shares and 170,400 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively. Liquidation preference $170,400	170,400	170,400
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020. Liquidation preference $0 as of March 31, 2021	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 912,368 shares and 912,368 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively. Liquidation preference $2,664,001	2,665,001	2,607,162
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at March 31, 2021 and December 31, 2020. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,198,816 and 9,197,566 shares issued and outstanding at March 31, 2021 and December 31, 2020	93	93
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 1 shares issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at March 31, 2021 and December 31, 2020.	523,400	523,400
Common stock: 8,000,000,000 authorized, $0.00001 par value; 1,980,903,450 and 1,177,103,618 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	19,805	11,768
Additional paid-in capital	10,299,159	9,282,228
Minority interest	(677,212)	(634,297)
Accumulated other comprehensive income	(1,478)	(1,493)
Accumulated deficit	(33,978,630)	(44,475,900)
Total Stockholders’ Deficit	(23,300,886)	(34,780,224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$650,026	$587,133

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenues	$137,428	$407,788
Cost of revenue	95,065	195,392
Gross Profit	42,363	212,396

Operating Expenses
General and administrative	339,619	706,856
Professional fees	144,035	191,708
Depreciation	16,778	119,266
Total Operating Expenses	500,432	1,017,830

Loss from operations	(458,069)	(805,434)

Other Expense
Other income	(9,277)	213,490
Reserve Expense	(53,736)	(121,167)
Interest expense	(99,322)	(135,799)
Gain/loss on derivative liability	11,074,759	(10,516,922)
Net Other Expense	10,912,424	(10,560,398)

Net Loss	$10,454,355	$(11,365,832)

Other comprehensive income- foreign currency translation adjustment	15	938

Comprehensive Loss	$10,454,370	$(11,364,894)

Minority Interest	$(42,915)	$(52,381)

Net Loss to 12 ReTech Corporation	10,497,285	(11,312,513)

Net Loss Per Common Share: Basic and Diluted	$0.01	$(0.16)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	797,783,780	71,805,168

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Stockholder’s Deficit

Three months ended March 31, 2021 and 2020

(unaudited)

	Series A		Series C		Series D-5		Series D-6
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Minority Interest	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance - December 31, 2019	9,183,816	92	1	1	128,494	513,976	104,680	523,400	36,935,303	369	8,341,811	(412,753)	(2,455)	(22,756,345)	(13,791,905)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	133,414,631	1,332	64,768	-	-	-	66,101
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	25,642,105	255	10,643	-	-	-	10,898
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	(1,930)	-	-	-	(1,930)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	306,836	-	-	-	306,836
Net loss	-	-	-	-	-	-	-	-	-	-	146,290	(52,381)	938	(11,313,451)	(11,218,604)

Balance March 31, 2020	9,183,816	92	1	1	128,494	513,976	104,680	523,400	195,992,039	1,957	8,868,417	(465,134)	(1,517)	(34,069,796)	(24,628,603)

Balance December 31, 2020	9,197,566	92	1	1	128,494	513,976	104,680	523,400	1,177,103,618	11,770	9,282,228	(634,297)	(1,493)	(44,475,900)	(34,780,225)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	803,799,832	8,038	66,816	-	-	-	74,854
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-			-	-	-	-	-
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	1,250	1	-	-	-	-	-	-	-	-	5,000	-	-	-	5,001
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	945,116	(42,915)	15	10,497,270	11,399,484

Balance March 31, 2021	9,198,816	93	1	1	128,494	513,976	104,680	523,400	1,980,903,450	19,808	10,299,159	(677,212)	(1,478)	(33,978,630)	(23,300,886)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statements of Cash Flow

(unaudited)

	Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$10,454,370		$(11,365,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,778		119,266
Stock based compensation	57,839		-
Amortization of debt discount	2,251		-
Increase in notes payable and Series D-2 for defaults	53,736		121,167
Accrual of dividends on preferred stock	-		6,837
Impairment of software development cost	-		-
Gain/loss on derivative liability and additional interest expense recorded on issuance	(11,074,759)		10,516,922
Loss on exchange and issuance of preferred stock	-		81,238
Relief of notes payable and other liabilities through rescindment of emotion acquisition	-		-
Accounts receivable	(73,407)		42,177
Prepaid Expenses	1,915		120,878
Inventory	9,646		85,632
Other current assets	-		-
Lease liability	-		-
Accounts payable and accrued liabilities	286,816		342,554
Net Cash Provided By (Used in) Operating Activities	(264,815)		70,839

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-		973
Cash received from acquisition	-		-
Cash paid on acquisition	-		-
Software development costs	-		-
Security deposit	1,000		(132,419)
Net Cash Used in Investing Activities	1,000		(131,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders	5,413		(675)
Proceeds from convertible notes payable and notes payable	5,000		60,000
Proceeds from preferred series stock	5,000		-
Repayments of related party notes payable	-		15,000
Proceeds from PPP and SBA loans	286,801		-
Payments on merchant financing	(364)		(59,348)
Proceeds from bank loans	-		13,853
Net Cash Provided by Financing Activities	301,850		1,171

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-		-

Net decrease in cash and cash equivalents	38,035		(61,778)
Cash and cash equivalents, beginning of period	11,784		118,860
Cash and cash equivalents, end of period	$(49,819)		$57,082

Supplemental cash flow information
Cash paid for interest	$-	$
Cash paid for taxes	$-	$

Non-cash transactions:
Discounts on convertible notes payable	$-		$12,350
Conversions of convertible notes payable, accrued interest and derivatives	$1,011,932		$66,101
Reduction of APIC related to derivative recorded on Preferred Stock in equity	$-		$-
Preferred stock issued for acquisitions	$-		$-
Conversion of Series B and D-2 preferred stock to common stock			$10,898
Issuance of Series D-2 for accounts payable	$-		$-
Issuance of Series A for liabilities and related party payables	$-		$-
Net liabilities acquired from Emotion acquisition	$-		$-
Exchange of common and preferred stock for different series	$-		$-

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

With the intended future launch of our social shopping app which is in development in 2021 (see subsequent events ), we intend to associate with other retailers on a new shopping platform that will benefit both consumers and retailers in new and exciting ways.

During the 4th quarter 2019 and continuing in the first quarter 2020 amid the effects of the pandemic created by COVID-19, the Company chose to consolidate its operations around three operating entities; 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”), 12 Retail Corporation, formed on September 17th, 2017 (“12 Retail”), and the 12 Fashion Group, Inc., formed on June 26, 2020.

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. Separated into two division: 12 Fashion Group, Inc., and Bluwire Group, LLC.

Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	Operations are consolidated into 12 Fashion Group, and this company is closed, and we filed a Chapter 11 Subsection V on March 6, 2020. This was discharged on or about September 2020 and is permanently closed

Rune NYC, LLC	New York, USA	Jan 23, 2013	March 14, 2019	92.5%	Operated by 12 Fashion Group, Inc., a division of 12 Retail. Operates contemporary women’s ‘Athleisure’ brand which is primarily sold to retailers.

Bluwire Group, LLC (“Bluwire”)	Florida, USA	Feb 1, 2010	October 1, 2019	60.5%	A subsidiary of 12 Retail with 12 brick and mortar stores.

Social Decay, LLC dba Social Sunday (“Social Sunday”)	New Jersey, USA	Sept 24, 2014	November 1, 2019	100%	Operated by 12 Fashion Group. Operates a contemporary women’s clothing brand primarily sold to wholesalers.

12 Tech Inc	Arizona, USA	Dec 26,2019	Formed by 12 Retech	100%	As a holding Company to execute the Company’s technology strategy.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	A subsidiary of 12 Tech Inc. Development and sales of technology applications. Services customers in Asia, including Japan.

12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	A subsidiary of 12 Tech Inc. Consultation and sales of technology applications. As of June 2020, our Japanese customer (s) is serviced by 12 Hong Kong.

12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	As of September 2019, this company is closed.

12 Fashion Group Inc	Arizona, USA	June 26, 2020	Formed by 12 Retech	100%	Formed as a subsidiary of 12 Retech to hold and operate the wholesale and Retail fashion and apparel operations.

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2021, the Company had a total accumulated deficit totaling $23,300,886 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of March 31, 2021, the Company had a working capital deficit of $19,629,429. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020   included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 18, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $49,819 and $11,784 in cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of March 31, 2021 and December 31, 2020, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of March 31, 2021 and December 31, 2020, all inventory on hand is pursuant to our Bluwire (see Note 4).

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

As of December 31, 2020, the Company performed its annual impairment test on all reporting units and determined that each unit had indicating factors of impairment due to failure to meet respective sales projections. As a result, the Company fully impaired the intangible assets which existed as of December 31, 2020.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended March 31, 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). For the three months ended March 31, 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method).

All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At March 31, 2021, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of March 31, 2021 and December 31, 2020.

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

NOTE 5 – FIXED ASSETS, NET

Fixed assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020

Office equipment	$280,966	$280,966
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,506	78,506
Machinery
	458,786	458,786
Less: accumulated depreciation	(387,335)	(370,557)
Equipment	$71,450	$88,229

Depreciation expense for the three months ended March 31, 2020 and 2019 was $16,778 and $119,266, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020

Accounts payable	$1,443,516	$1,356,812
Accrued expenses	1,382,961	1,091,849
Accrued Salaries	139,300	139,300
Accrued board of director fees	180,000	150,000
Accrued interest	325,218	299,631
	$3,470,995	$3,037,591

NOTE 7 - DUE TO STOCKHOLDERS

Due to stockholders at March 31, 2021 and December 31, 2020 consists of the following:

	March 31,	December 31,
	2021	2020
Daniel Monteverde	-	648
Angelo Ponzetta	16,530	10,233
Christoper Burden	172,536	172,536
Maurice Ojeda	200,000	200,000

	$389,066	$383,416

During the three months ended March 31, 2021 and 2020, in connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand.

As of March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities included salaries of $139,300 and $139,300, respectively, and accrued board of director fees of $180,000 and $150,000, respectively.

NOTE 8 – NOTES RELATED PARTY PAYABLE

As of March 31, 2021 and December 31, 2020, there were two demand notes outstanding totaling $31,000.

NOTE 9 – NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, there was one notes payable outstanding totaling $40,000 and $35,000 respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at March 31, 2021 and December 31, 2020 consists of the following:

	March 31,	December 31,
	2021	2020
Dated September 15, 2017	$281,367	$318,492
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	33	33
Dated November 28, 2018	13,200	21,700
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	85,503	111,276
Dated February 19, 2019	64,500	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	26,500	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	56,194	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	5,350	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	33,600	33,600
Dated March 25, 2020	33,600	33,600

Total convertible notes payable	1,201,709	1,273,107

Less: Unamortized debt discount	(2,251)	(4,460)

Total convertible notes	1,199,458	1,268,647

Less: current portion of convertible notes	1,199,458	1,308,092
Long-term convertible notes	$0	$(0)

On March 18, 2020 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $33,600. The consideration to the Company is $30,000 with $3,600 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On March 25, 2020, the Company entered into a promissory note agreement with LG Capital Funding, LLC (“LG”) for loans totaling $33,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

During the three months ended March 31, 2021 and 2020, the Company recognized interest expense of $99,322 and $135,799, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2020, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of March 31, 2021, the unamortized debt discount of $2,251 are related to the new convertible notes issued during the first quarter of 2020.

During the three months ended March 31, 2021, the Company converted principal and unpaid accrued interest totaling $71,398 into an aggregate of 803,799,832 shares of common stock.

The Company has twenty-one (21) outstanding convertible notes as of March 31, 2021, with a total outstanding principal of $1,199,248. The 2019 notes mature from January 2020 to May 2020. The 2020 notes mature in September 2020. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

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

The following table is a rollforward of activity, by each noteholder, for the three months ended March 31, 2021 :

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 12 31 20	Additions	Payments	Conversion	Balance at 3 31 21

1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153			$(19,160.78)	130,992			$(37,125.00)	93,867
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500				187,500				187,500
2	LG Caputal Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	0				0				0
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-				-				-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-				-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-				-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-				-				-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123				40,123				40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714				56,714				56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-				-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-				-				-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000				60,000				60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443			$(25,410.13)	33				33
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-				-				-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870			$(36,170.00)	21,700			$(8,500.00)	13,200
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000				25,000				25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000				105,000				105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000				115,000				115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720			$(21,444.27)	111,276			$(25,773.00)	85,503
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-				-				-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500				64,500				64,500
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125				55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125				55,125				55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500				26,500				26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825				27,825				27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$56,194	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194				56,194				56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125				55,125				55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350				5,350				5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825				6,825				6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600										$33,600			33,600				33,600
30	LG Caputal Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600										$33,600			33,600				33,600

	Convertible note total				214,021	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(102,185)	1,273,107	-	-	(71,398)	1,201,709

As of December 31, 2020, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts. As of March 31, 2021 the notes remained in default and due on demand.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of March 31, 2021 and December 31, 2020, the Company recorded a general default reserve of 2,332,384 and $2,278,648, respectively.

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

The following table present the assumptions used in Black-Scholes Simulation model to determine the fair value of the derivative liabilities as of March 31, 2021:

Derivative Liabilities at December 31, 2020	$23,798,241
Additional new conversion option derivatives	$-
Conversion of note derivatives	$(945,116)
Change in fair value	$(11,074,759)
Derivative Liabilities at March 31, 2021	11,778,366

During the three months ended March 31, 2021, the Company recorded new derivative liabilities of $0 related to the issuance of convertible notes payable and Series D-2 Preferred Stock and converted $945,116 in derivative liability to additional paid-in capital due to conversions of notes payable and Series D-2 Preferred Stock into common stock.

NOTE 12 – MERCHANT FINANCING

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

As a consequence of the Covid-19 shutdowns as of March 16, 2020, the Company’s Bluwire Group subsidiary also suspended making any payments on its Merchant Cash Advance facility to Libertas Funding. Merchant Cash Advances are based on the collection of “future receivables” and with the businesses being closed no future payments were due. Libertas has accepted that position and has voluntarily ceased all collection activity.

As of March 31, 2021, the Company had total merchant financing payables of $412,282 with unamortized discounts of $2,754 for net payable of $409,528. As of December 31, 2020, the Company had total merchant financing payables of $412,647 with unamortized discounts of $2,754 for net payable of $409,892.

As a subsequent event in May 2021, the Company entered into a verbal agreement with Vox to repay $250 per week and all collection efforts are put on hold and forbearance on other receivable holders

As a subsequent event, the Company entered into a verbal agreement with Reliant Funding has been in forbearance. Since April 2021, and the Company pays $10 per week until Bluwire Newark is re-opened.

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

In December 2020 and continuing, as a further series of subsequent events, the Company’s 12 Retail subsidiary has received short term fundings from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45 to 60 day intervals for inventory and special orders for customers.

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

On as a subsequent event, on April 30, 2021, the Company received $30,000 from SBI and an additional $40,000 on May 17, 2021 (see below).

On as a subsequent event April 21, 2021 and May 4 2021, the Company received $50,000 from Adar Alef and on June 1st an additional $50,000.

On May 6, 2021, the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000, as subsequent event.

On May 17, 2021, the Company received an additional $40,000 from SBI, as a subsequent event

In May 2021, as a subsequent event, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

NOTE 13 - STOCKHOLDERS’ DEFICIT

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

2021 Transactions

In March 2021, the company issued 1,250 Series A shares for cash.

As a subsequent event, during the second quarter, 2021 the company converted $109,209 of principal and $43,529 of principal into 2,501,892,770 commons shares.

As a subsequent event, in April 2021, the company issued 1,250 Series A shares for cash.

As a subsequent event, in April 2021, the company issued 25,000 Series A shares for cash.

As a subsequent event, Oasis converted 219,075 series D-2 preferred shares and $888,860 of principal and interest into 1,298,800,000 common shares.

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

During the remainder of 2020, the Company converted an aggregate of 17,500 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

Common Stock

2021 Transactions

During the three months ended March 31, 2021, LG converted $8,500 of principal and $3,455 of interest of its outstanding convertible note into 199,249,833 shares of common stock.

During the three months ended March 31, 2021, SBI Investments converted $37,125 of principal of the outstanding convertible note into 175,000,000 shares of common stock.

During the three months ended March 31, 2021, Adar Alef converted $25,733 of principal the outstanding convertible note into 424,549,99 shares of common stock.

During the remainder the second quarter of 2021, LG converted $2,817 of principal and $1,251 of interest of its outstanding convertible note into 67,788,524 shares of common stock.

During the remainder the second quarter of 2021, SBI Investments converted $93,777 of principal and $14,683 of interest of the outstanding convertible note into 333,601,746 shares of common stock.

During the remainder the second quarter of 2021, Adar Alef converted $98,615 of principal and $27,595 of interest of the outstanding convertible note into 2,100,502,500 shares of common stock.

During the remainder of 2021, the Company converted an aggregate of 17,500 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

2020 Transactions

During the three months ended March 31, 2020, LG converted $20,100 of principal and $2,274 of interest of its outstanding convertible note into 36,764,27 shares of common stock.

During the three months ended March 31, 2020, SBI Investments converted $4,722 of principal of the outstanding convertible note into 12,649,250 shares of common stock.

During the three months ended March 31, 2020, Adar Alef converted $25,410 of principal and $4,659 of interest of the outstanding convertible note into 84,000,954 shares of common stock.

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

During the remainder of 2020, the Company converted an aggregate of 17,500 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

NOTE 14 - COMMITMENTS

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $33,461. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum remaining rental payments in 2021 are $33,461, respectively.

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

On August 13, 2020, the Company’s 12 Fashion Group, a division of 12 Retail Corporation, entered into a new office location under a 2-year lease with an option for a third year beginning on August 17, 2020. This new location is 1,600 square feet and caries a base monthly rent of $5,651.30 plus a pro-rated expenses for garbage and utilities of $743. Management believes that this additional space is necessary to manage the consolidation of its fashion brands.

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six months’ notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the three months ended March 31, 2021, the Company paid $40,792 under the contract to which an additional $345,679 was payable as of March 31, 2021. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc.

Legal & Contingencies

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal claims and defenses

●	J&S properties sued the Company in regards to a lease for a subsidiary in-the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever try to enforce this judgement.

●	PCG Advisory Group (“PAG”) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PAG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and also named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, in May 2021, sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company will be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2021, and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows:

On April 30, 2021 the Company received $30,000 from SBI and an additional $40,000 on May 17, 2021 (see below).

On April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef, and on June 1st an additional $50,000.

On May 6, 2021, the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis, and on May 13, 2021 an additional $50,000.

On May 17, 2021, the Company received an additional $40,000 from SBI.

On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8 Billion to 20 Billion common shares.

In May 2021, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8 Billion to 20 Billion common shares. While this filing was accepted on May 18, 2021, it became effective with the original filing due date of August 2020 by Nevada Law.

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

During the 4th quarter 2019 and continuing in the first quarter 2020, amid the effects of the pandemic created by COVID-19, the Company chose to consolidate its operations around three operating entities; 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”), 12 Retail Corporation, formed on September 17th, 2017 (“12 Retail”), and the 12 Fashion Group, Inc. (“12 Fashion”), formed on June 26, 2020.

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

12 Fashion operates our fashion wholesale and direct to consumer brands including Rune NYC, Social Sunday, and Red Wire Design, as well as consolidating remaining operations from our other smaller fashion acquisitions.

Today, 12 Tech aims to provide technology solutions both online and inside retail brick and mortar that helps retailers acquire customers, reduce overhead expenses, streamline operations, and gain incremental revenues and profits. Existing 12 Tech solutions are deployed mainly in Asia. We are planning to deploy our solutions in the United States retail markets, which serve the world’s largest consumer economy. While we continue to operate in Asia, we have consolidated our international units, which were focused on our technology deployment (“12 Japan” and “12 Europe”), and consolidated our software development company, 12 Hong Kong, Ltd (“12 HK”) under 12 Tech to further streamline our own operations.

Principal subsidiaries

The details of the principal subsidiaries of the Company as of December 31, 2020, are set out as follows (additional consolidation may occur in the future):

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	As a holding Company to execute the Company’s roll up acquisition strategy as well as to penetrate the North American market with our technology to select retailers. Separated into two division: 12 Fashion Group, Inc., and Bluwire Group, LLC.

Red Wire Group, LLC	Utah, USA	July 2, 2015	February 19, 2019	100%	Operations are consolidated into 12 Fashion Group, and this company is closed, and we filed a Chapter 11 Subsection V on March 6, 2020. This was discharged on or about September 2020 and is permanently closed

Rune NYC, LLC	New York, USA	Jan 23, 2013	March 14, 2019	92.5%	Operated by 12 Fashion Group. Operates contemporary women’s “Athleisure” brand which is primarily sold to retailers.

Bluwire Group, LLC (“Bluwire”)	Florida, USA	Feb 1, 2010	October 1, 2019	60.5%	A subsidiary of 12 Retail with 12 brick and mortar stores was acquired.

Social Decay, LLC dba Social Sunday (“Social Sunday”)	New Jersey, USA	Sept 24, 2014	November 1, 2019	100%	Operated by 12 Fashion Group. Operates a contemporary women’s clothing brand primarily sold to wholesalers.

12 Tech Inc	Arizona, USA	Dec 26,2019	Formed by 12 Retech	100%	As a holding Company to execute the Company’s technology strategy.

12 Hong Kong Limited (“12HK”)	Hong Kong, China	February 2, 2014	June 27, 2017	100%	A subsidiary of 12 Tech Inc. Development and sales of technology applications. Services customers in Asia, including Japan.

12 Japan Limited (“12JP”)	Tokyo, Japan	February 12, 2015	July 31, 2017	100%	A subsidiary of 12 Tech Inc. Consultation and sales of technology applications. As of June 2020, our Japanese customer (s) is serviced by 12 Hong Kong.

12 Europe AG (“12EU”)	Switzerland	August 22, 2013	October 26, 2017	100%	As of September 2019, this company is closed.

12 Fashion Group Inc	Arizona, USA	June 26, 2020	Formed by 12 Retech	100%	Formed as a subsidiary of 12 Retech to hold and operate the wholesale and Retail fashion and apparel operations.

12 Retail Corporation: a subsidiary of 12 ReTech Corporation Operates its own retail store (as of March 2021 as a subsequent event) and manages two main subsidiaries each of which have multiple subsidiaries; 12 Fashion Group, Inc and Bluwire Group, LLC.

12 Fashion Group Inc; A subsidiary of 12 retail, Inc. has the following subsidiaries;

On February 19, 2019 we acquired Red Wire Group, LLC. (“RWG”) a Utah Limited Liability company pursuant to a Share Exchange Agreement whereby the Company exchanged and the members of RWG (the “Members”) Pursuant to the terms of the Exchange Agreement, the Company will acquire (i) 75% of the membership interests of RWG in exchange for 54,000 shares of the Corporation’s Series D-6 Preferred Stock and with a stated value of $5.00 (ii) the remaining 25% of the membership interests of RWG in exchange for 37,500 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share, RWG operated its own “cut & sew” operation for independent third parties to contract to produce clothes operating out of its factory in Salt Lake City, Utah.

As of the end of November 30, 2019, we closed the factory in Utah while 12 Fashion Group retained the customers by completing the orders in process. We were able to produce the products through 3rd party factories in New York City and Los Angeles for less than it cost us to produce the products in our own factory in Salt Lake City, Utah. On March 6, 2020, the company filed a Chapter 11 Bankruptcy filing in Phoenix, Arizona. This filing allowed us to sell the equipment we no longer needed, pay off the secured creditors, and shed all of Red Wire’s debt from our balance sheet. The bankruptcy was discharged on or about September 2020 and all debts were extinguished. 12 Fashion Group continues to service those customers acquired as well as obtaining new accounts by marketing under the d/b/a Red Wire Designs.

-	One March 14, 2019, we acquired Rune NYC, LLC. (“Rune”) a New York Corporation ,pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), the members of representing 92.5% of the membership interests have agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period, and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees as the leading part of 12 Fashion Group.

-	On November 20, 2019, Social Decay, LLC d/b/a Sunday (“Social”), a New Jersey Limited liability company, was acquired by the Company pursuant to a share exchange agreement whereby the Company exchanged the Company’s 30,000 D-6 Shares for 100% of the total outstanding equity of Social and the member of Social (the “Member”). That Member was retained by the Company, but subsequent to the year end on April 15, 2020, she resigned and as a consequence, forfeited the additional 12,000 D-6 Shares held in escrow as a performance incentive. The D-6 shares have a face value of $5.00 per share, and are convertible into the Company’s common shares. Subsequent to year end in March 2020, Social’s print factory was closed in part due to the COVID-19 Pandemic. Social’s products are marketed and manufactured by the staff of 12 Fashion Group.

-	Bluwire Group, LLC. On October 1, 2019, the Company acquired the retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the Agreement, the Company issued to the Sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is reserved for 12 months for potential equity investors into Bluwire. Any of that equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. No capital was raised for Bluwire Group and this 19% was issued to 12 ReTech Corporation

-	12 Tech, Inc. An Arizona corporation, is a subsidiary of 12 ReTech Corporation, and has a number of subsidiaries (“12Tech”). On December 26, 2019, the Company formed 12 Tech to spearhead the Company’s software technology development and to focus more effort on the largest retail market in the world: the United States of America. The Company then closed or consolidated under 12 Tech all its other software technology companies and maintains the following subsidiaries:

-	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong, is a subsidiary of 12 Tech, Inc. On June 27, 2017, the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. Originally this is the Company that managed all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. With the formation of 12 Tech that role is now being managed by 12 Tech. Today, 12 HK operates as a subsidiary of 12 Tech and serves as the marketing and sales hub for Asia, particularly the Chinese market and now services our customers in Japan, formerly managed by 12 Japan Ltd.

-	12 Japan, LTD. Organized in Japan and is a subsidiary of 12 Tech inc. After the initial acquisition of 12 Hong Kong, LTD during 2017 and the first half of 2018, the Company made several acquisitions including 12 Japan, LTD. Subsequent to this acquisition, the Company took steps to consolidate the assets and streamline operations that effectively by the end the 3rd quarter 2019, this Company no longer functions as independent subsidiary. In the third quarter of 2019, the Company closed the offices of 12 Japan, and its flagship customer ITOYA and the revenue generated will be serviced and managed by 12 Hong Kong.

-	12 Europe, A.G. 12 Europe A.G. was acquired in 2017, and underperformed. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G., bankruptcy filing except for certain social benefit payments still owed approximately $35K by the Company. Therefore, this subsidiary is no longer in existence.

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

Effects on us of the Covid-19 Pandemic

2020 was an unusual year, in that at nearly the same time the entire world was in the grip of the Covid-19 pandemic with unprecedented closings of businesses, a virtual cessation of most business and personal travel, lockdown, and stay at home orders. As a Company centered on retail and which derives the most significant portion of its revenue from retail stores in airports and casinos, we were hit particularly hard. In retail, the 1st quarter of every year is the slowest revenue quarter of any year, and even before that first quarter ended, all of our retail stores were closed due to the pandemic. Only the casino store was able to be re-opened in late November 2020 to lackluster sales. Supply chains were interrupted, and it became difficult to re-stock our retail store for the holiday season which also delayed its re-opening to mid-December, after an aborted restart in September. The supply chain problems also delayed the receipt of fabric and other products needed by our Fashion Group as they began to re-emerge from under the pandemic closures. Our fashion group, being based-in NYC was closed for many months and only reopened in July to produce masks. All of the stores our fashion group would sell to were also closed. Our technology division, 12 Tech Inc, was also hard hit. Not only were retailers closed and conserving cash like we were, but it became apparent that consumers would no longer interact with public touchscreens, which was the cornerstone of our technology. In other words, our technology was made obsolete in the blink of an eye.

The Company managed survival during the pandemic by squirreling cash and obtaining PPP and or EIDL loans from the SBA. We attempted to retain all of our key employees utilizing these funds, but as a subsequent event, by June 2021 most have found other jobs once the PPP money ran out. This presents challenges for our airport stores re-openings, as it is a long process to get employees certified (“badged”) to work in airports. This will further slow our re-openings during 2021. We also renegotiated various leases and commitments to make us more streamlined and efficient as we re-open and expand. In Japan we renegotiated our licensing arrangement with ITOYA, whereby they managed more of the day-to-day software for a smaller fee and we eliminated virtually all of our costs there. We also learned that the App we had developed there was strongly used by Japanese consumers of ITOYA and we could re-develop it for the U.S. market. This process is well on the way and management believes will create the next great shopping platform.

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

The Company had also entered into a $12 million dollar Equity Line of Credit with Oasis Capital, which it has been unable to access due to some delays in the audits of one of its acquired subsidiaries. That has been resolved and Management has been in talks with Oasis on amending that original offering, so that the Company may refile the S-1 required with the SEC. The equity line of credit is ineffective at the current share price, and we will not be able to reinstitute at current share price levels.

In addition, Management has received tentative commitments for preferred Equity Funding that if completed would allow the Company to fully retire the convertible debt. Management, however, cautions readers that, while promising, no Equity or Debt funding can truly be counted upon until the money is in the bank. The exact amount of the final funding and timing have not been fully determined at this time.

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

Results of Operations

Three Months Ended March 31, 2021 and 2020

Revenues

During the three months ended March 31, 2021 our revenue decreased to $137,788 from $407,788, a decrease of $270,360 or 66%, which is primarily the result of COVID 19 which forced the closure of some of stores which we have yet to reopen. We hope these locations in the near future.

Cost of revenues

During the three months ended March 31, 2021 we incurred costs associated with the delivery of our products in the amount of $95,065, as compared to $195,392 for the comparable period in 2020. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2021 were $339,619, a decrease of $367,237, compared to $706,856 for the three months ended March 31, 2020. This is primarily due to reduced expenses from the closed locations.

Professional fees

Our professional fees for the three months ended March 31, 2021 decreased by $47,673 to $144,035, compared to $191,708 for the three months ended March 31, 2020. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Income and Expense

Our other expenses decreased by $10,912,424 to a net other income of $10,912,424 for the three months ended March 31, 2021 compared to 10,560,398 for the three months ended March 31, 2020. The majority of the increase in gain on derivative liability of $21,591,681 slightly offset a decrease in other income of $222,203.

There was a gain on change in derivative liability of $21,591,681 to $11,074,759 from negative $10,516,922 for the three months ended March 31, 2021 and 2020. The increase in gain of derivative liability is calculated under Black Scholes model in 2021 and 2020.

As detailed in Note 3, the Company effectively closed the Bluwire Denver locations effective March 31, 2020. As a result, the debts related to Bluwire Denver, including all accounts payable and accrued expenses, were written off resulting in a gain of $211,564.

In addition, the Company recognized other income from Red Wire Group declaring bankruptcy on March 6, 2020, whereby all debts of the company were eliminated with some exceptions in accounts payable resulting in a gain of approximately $32,000.

Net Loss

For the three months ended March 31, 2021, we incurred of a net gain of $10,454,370 compared to a net loss of $11,364,894 for the three months ended March 31, 2020. This decrease in net loss is primarily the result of the gain in derivative liability calculated using Black Scholes.

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

Consolidation of Operations

In order to achieve cost synergies, the Company continues to take steps to reduce and eliminate redundant and unnecessary costs in its operations. Management recently created the 12 Fashion Group division of 12 Retail to house and operate its fashion brand operations. The operations of Rune NYC, Red Wire Group, and Social Sunday were combined, and steps were taken to reduce expenses while still working to expand the business.

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

During the transition, Red Wire Group had a number of customer projects where they had taken deposits (typically 50% of total project revenues) and could not finish the project in its own factory. 12 Fashion Group found manufacturing partners who were willing to finish each and every unfinished project. The completed projects were to be invoiced for the remainder of the balances due and the resultant payments would be used to pay the manufacturing partners for their services. Some of these projects still remain unfinished at the time of the filing this report due to the government mandated closures. Through our efforts and good communication most of these customer relationships were salvaged, and we can expect that 12 Fashion Group will continue to receive business from these former customers of Red Wire Group.

This salvage operation allowed the Company to recognize revenues and expenses as it would have done if Red Wire Group had completed their projects on their own. However, there was a negative cash flow effect as all the resultant collected accounts receivables generated by these projects went out to pay the manufacturing partners. Management expects this to negatively affect gross margins for the Company in the upcoming financial reports of the 1st quarter of 2021. Going forward in the second half of 2021, Management expects gross margins to return to levels of between 30% and 40% for the 12 Fashion Group business.

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

Liquidity and Capital Resources

The Company has met its current capital requirements primarily through the issuance of debt-equity and preferred stock. Management views the working capital that is raised through debt-equity or preferred equity offerings as being equivalent to raising working capital via common equity subscriptions, but with the added bonus of allowing the common equity value to rise through the passage of time and simultaneous achievement of the Company’s business goals. Any conversion of debt into equity could occur at a higher equity valuation than the Company currently has. The Company has reserved the right to repurchase these debt-equity interests and preferred stock at a predetermined premium should management determine that this is in the best interests of shareholders at an appropriate future point in time.

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At March 31, 2021 and December 31, 2020, the Company had a deficit in working capital (current liabilities in excess of current assets) of $19,629,429 and $31,490,395, respectively. The decrease in working capital deficit was principally due to a decrease in derivative liabilities. A portion of this working capital deficit has been financed loans from stockholders. As of March 31, 2021, amounts owed to stockholders totaled $389,166.

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

In connection with the acquisition of Bluwire Group, LLC, on October 3, 2019, one of the Sellers of Bluwire provided $300,000 capital contribution to Bluwire. This obligation is not convertible into Company stock under any terms. This capital contribution to Bluwire has not been adequately documented. In Addition, on October 15, 2019, the Company’s Bluwire subsidiary entered into a future receivable purchase agreement with Libertas Funding and received $343,000. This agreement provides for payment over 8 months and carries a fee of $7,000. This obligation is not convertible under any terms into Company stock. Lastly, on November 5, 2019, the Company’s Rune subsidiary entered into a future receivables purchase agreement with Vox Funding and received gross proceeds for $145,500 which were used in part to retire a previous and smaller obligation to Vox Funding. The Agreement provided for payment over 6 months and carries a fee of $4,500. This obligation is not convertible under any terms into Company Stock. After the March 16, 2020 Covid shut down, all payment ceased by verbal mutual agreement. In May 2021, the Company entered into a verbal agreement with Vox to repay $250 per week and all collection efforts are put on hold and forbearance on other receivable holders.

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

At March 31, 2021, cash and cash equivalents was $49,819 compared to $11,784 at December 31, 2020.

It is likely that the Company will need to obtain additional working capital through debt-equity and preferred stock capital raises until the Company can generate sufficiently profitable revenues to sustain the cash burn rate that the Company’s business plan calls for.

Although our business plan calls for high growth, we anticipate that we may continue to incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks, but until more acquisitions can be completed, consolidated, and we reap the benefits of consolidation, we cannot accurately include their results in our projection of cash needs.

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

Impact of COVID-19

Like most other business in the United States, our businesses have been severely impacted by the COVID-19 Pandemic. While the first quarter of any calendar year is historically the slowest quarter of the year for revenues for our main operating subsidiaries, the first quarter of 2020 was severely impacted by US Government’s business shutdowns and stay at home orders related to COVID-19. We derive most of our revenue from our 12 Retail Corporation which is itself composed of two Operating units: 12 Fashion Group and Bluwire Group, LLC.

In response to the President’s “stay at home orders” on March 16, 2020, we promptly laid off almost all of our 12 Fashion Group employees and contractors. 12 Fashion Group retained three employee/contractors and focused on producing and selling of washable reusable masks, both wholesale and direct to consumer online.

Our Bluwire retail stores in Newark airport, Dulles airport, and JFK international airport were temporarily closed on or about March 17, 2020. Our Casino location was temporarily closed on or about March 17, 2020 when the Mohegan Sun Casino itself was closed. We laid off all of our Bluwire employee/contractors except for two members of the headquarters staff who continued to source innovative products for our stores when they re-open, some of which will be uniquely desired by consumers due to changing buying habits due to COVID-19. We have since accepted the resignation of all of the employees and contractors of our casino store and have rebuilt the team in anticipation of future store operations. The financial effects of these closures are reflected in the Management Discussion and Analysis.

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

During the COVID-19 shutdown period, management sourced new products and vendors for its businesses and is now optimistic that it will shortly obtain additional funding of debt or preferred equity to grow our business.

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

However, due to cash restraints with all of our closed operations, the Company was unable to meet any deadline to complete this audit and the quarterly reports (forms 10-Q) in a timely fashion during 2020 and the first quarter 2021. The Company retained auditor BF Borgers on April 28, 2021, and will complete all delinquent filings in the second quarter 2021. With our businesses reopening and revenues being generated, Management believes that it can continue to make timely filings in the future.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended March 31, 2021. Our total accumulated deficit as of March 31, 2021 was approximately $24 million.

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

Off-Balance Sheet Transactions

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of March 31, 2021 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 202019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020 as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of March 31, 2021, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

During the ordinary course of business, and as a result of quickly completing multiple acquisitions and the business disruption due to the Covid-19 Pandemic, the Company has become involved in some litigation, has some disputed claims and possible contingencies as follows:

Claims and Litigation:

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal cleans and defenses

●	J&S properties sued the Company in regards to a lease for a subsidiary in the State of Utah that was never guaranteed by the Company, and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever tries to enforce this judgement.

●	PCG Advisory Group (PSG) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PSG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and also named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served, and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, in May 2021, sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company will be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

Item 1A. Risk Factors

The Company’s investors should consider the risks that could affect its business as set forth in Item 1A, Risk Factors, of its most recent Annual Report on Form 10-K.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to a risk limited controls and procedures. As a result of the aforementioned reason, there is a limit on the amount of internal controls during our financial reporting process.

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

