Form 10-Q
period 2021-06-30
12 Retech Corp
filed 2021-08-13
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 E, Grant St. Suite 515 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

530-539-4329

Registrant’s telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	RETC	OTC: PINK

The number of shares of common stock ($0.00001 par value) outstanding as of August 14, 2021 was 9,952,947,426.

12 RETECH CORPORATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021

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

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Consolidated Balance Sheets

(unaudited)

	June 30,	Dec 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$149,157	$11,784
Accounts receivable	18,484	3,108
Inventory	181,916	177,172
Prepaid expenses	11,005	12,920
Total Current Assets	360,562	204,984

Fixed assets, net	56,019	88,228
ROU Asset	13,606	52,671
Other Asset	30,000	-
Security deposit	246,310	241,250
TOTAL ASSETS	$706,497	$587,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,529,615	$3,187,592
Due to stockholders	384,649	383,753
Related Party Notes payable, net of discounts	31,000	31,000
Notes payables, net of discounts	-	35,000
Convertible notes payable, net of discounts	1,135,893	1,268,647
Derivative liabilities	6,062,003	23,798,240
General default reserve	1,732,106	2,278,648
Lease liability	13,606	52,671
Bank loans	249,937	249,937
Merchant cash advances, net of discounts	408,368	409,892
Total Current Liabilities	13,547,176	31,695,379

Lease Liability	-
SBA and PPP Loans	852,383	620,182
Total Long - Term Liabilities	852,383	620,182

Total Liabilities	$14,399,559	$32,315,561

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 106,000 shares and 170,400 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively. Liquidation preference $106,000	106,000	170,400
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020. Liquidation preference $0 as of June 30, 2021	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 754,410 shares and 912,368 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively. Liquidation preference $1,896,622	1,896,622	2,607,162
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at June 30, 2021 and December 31, 2020. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,212,316 and 9,198,816 shares issued and outstanding at June 30, 2021 and December 31, 2020	93	93
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 1 shares issued and outstanding at June 30, 2021 and December 31, 2020	1	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 128,494 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at June 30, 2021 and December 31, 2020.	523,400	523,400
Common stock: 8,000,000,000 authorized, $0.00001 par value; 7,883,169,938 and 1,980,903,450 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	78,832	11,768
Additional paid-in capital	29,728,821	9,282,228
Minority interest	(674,347)	(634,297)
Accumulated other comprehensive income	(1,533)	(1,493)
Accumulated deficit	(46,139,161)	(44,475,900)
Total Stockholders’ Deficit	(15,969,918)	(34,780,224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$706,497	$587,133

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$183,299	$114,974	$320,727	$522,762
Cost of revenue	120,644	75,769	215,709	271,161
Gross Profit	62,655	39,205	105,018	251,601

Operating Expenses
General and administrative	407,729	$351,717	747,348	1,058,573
Professional fees	158,136	142,794	302,171	334,502
Depreciation	15,431	76,156	32,209	195,422
Total Operating Expenses	581,296	570,667	1,081,728	1,588,497

Loss from operations	(518,641)	(531,462)	(976,710)	(1,336,896)

Other Expense
Other income	75,750	$(14,324)	66,473	199,166
Reserve Expense	211,164	(103,386)	157,428	(224,553)
Interest expense	(1,681,479)	(100,788)	(1,780,801)	(236,587)
Gain/loss on derivative liability	(10,244,460)	1,505,242	830,299	(9,011,680)
Net Other Expense	(11,639,025)	1,286,744	(726,601)	(9,273,654)

Net Loss	$(12,157,666)	$755,282	$(1,703,311)	$(10,610,550)

Other comprehensive income- foreign currency translation adjustment	(55)	21	(40)	959

Comprehensive Loss	$(12,157,721)	$755,303	$(1,703,351)	$(10,609,591)

Minority Interest	$2,865	$(102,438)	$(40,050)	$(154,819)

Net Loss to 12 ReTech Corporation	$(12,160,586)	$857,741	$(1,663,301)	$(10,454,772)

Net Loss Per Common Share: Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	4,452,857,408	517,660,296	4,256,056,606	272,248,774

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Statement of Stockholders Deficit

Three months and six months ended June 30, 2021 and 2020

(unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock		Additional		Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Minority Interest	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit

Balance - December 31, 2019	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	36,935,303	$369	$8,341,811	$(412,753)	$(2,455)	$(22,756,345)	$(13,791,905)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	133,414,631	1,332	64,768	-	-	-	66,101
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	25,642,105	255	10,643	-	-	-	10,898
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	(1,930)	-	-	-	(1,930)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	306,836	-	-	-	306,836
Net loss	-	-	-	-	-	-	-	-	-	-	146,290	(52,381)	938	(11,313,452)	(11,218,605)

Balance March 31, 2020	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	195,992,039	$1,957	$8,868,417	$(465,134)	$(1,517)	$(34,069,797)	$(24,628,604)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-		-	-	-	-	-	-
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	380,165,765	3,803	32,037	-	-	-	35,839
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	179,500,000	1,795	16,979	-	-	-	18,773
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	6,836	-	-	-	6,836
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	131,009	(102,438)	21	857,719	886,310

Balance June 30, 2020	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	755,657,804	$7,555	$9,055,279	$(567,572)	$(1,496)	$(33,212,078)	$(23,680,846)
Balance December 31, 2020	9,197,566	$92	1	$1	128,494	$513,976	104,680	$523,400	1,177,103,618	$11,770	$9,282,228	$(634,296)	$(1,493)	$(44,475,900)	$(34,780,225)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	803,799,832	8,038	66,816	-	-	-	74,854
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-			-	-	-	-	-
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	1,250	1	-	-	-	-	-	-	-	-	5,000	-	-	-	5,001
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	945,116	(42,915)	15	10,497,270	11,399,484

Balance March 31, 2021	9,198,816	$93	1	$1	128,494	$513,976	104,680	$523,400	1,980,903,450	$19,808	$10,299,159	$(677,211)	$(1,478)	$(33,978,630)	$(23,300,886)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	4,149,401,103	41,495	553,896	-	-	-	595,392
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	1,752,865,385	17,529	984,800	-	-	-	1,002,330
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	26,250	0	-	-	-	-	-	-	-	-	54,999	-	-	-	55,000
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	17,835,966	2,864	(55)	(12,160,531)	5,678,246

Balance June 30, 2021	9,225,066	$93	1	$1	128,494	$513,976	104,680	$523,400	7,883,169,938	$78,832	$29,728,821	$(674,347)	$(1,533)	$(46,139,161)	$(15,969,918)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,703,351)		$(10,610,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,209		195,422
Increase in notes payable and Series D-2 for defaults	(546,542)		224,553
Excess fair market value of common shares over liabilities settled			101,952
Accrual of dividends on preferred stock	-		13,673
Change in fair value of derivative liability	(830,299)
Gain/loss on derivative liability and additional interest expense recorded on issuance	1,677,858		9,011,680
Loss on exchange and issuance of preferred stock	-		-
Amortization of debt discount	37,568		-
Stock compensation	-		-
Right of use lease	-		4,370
Accounts receivable	(15,376)		120,894
Prepaid Expenses	1,915		(3,500)
Inventory	(4,744)		85,632
Other current assets	-		76,757
Accounts payable and accrued liabilities	921,623		564,955
Net Cash Provided By (Used in) Operating Activities	(429,139)		(214,162)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-		399
Cash received from acquisition	-		-
Cash paid on acquisition	-		0
Software development costs	(30,000)		0
Security deposit	(5,060)		(133,319)
Net Cash Used in Investing Activities	(35,060)		(132,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders	896		(464)
Proceeds from convertible notes payable and notes payable	345,000		60,000
Proceeds from Preferred Series Stock	59,999		-
Repayments of related party notes payable	(35,000)		(15,000)
Proceeds from PPP and SBA loans	232,201		294,882
Payments on merchant financing	(1,524)		(60,217)
Proceeds from bank loans	-		16,687
Net Cash Provided by Financing Activities	601,572		295,887

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-		959

Net decrease in cash and cash equivalents	137,373		(51,195)
Cash and cash equivalents, beginning of period	11,784		118,860
Cash and cash equivalents, end of period	$149,157		67,665

Supplemental cash flow information
Cash paid for interest	$-	$
Cash paid for taxes	$-	$

Non-cash transactions:
Discounts on convertible notes payable	$182,085		$9,739
Conversions of convertible notes payable, accrued interest and derivatives	$19,685,561		$100,614
Conversion preferred stock into common stock	$1,002,239		$30,997
Issuance of Series A for liabilities and related party payables	$-		$-

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

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

With the intended future launch of our social shopping app, which is in development in 2021 (see subsequent events), we intend to associate with other retailers on a new shopping platform that will benefit both consumers and retailers in new and exciting ways.

During the 4th quarter 2019 and continuing in the first quarter 2020 amid the effects of the pandemic created by COVID-19, the Company chose to consolidate its operations around three operating entities: 12 Tech, Inc., formed in Arizona on December 26, 2019 (“12 Tech”), 12 Retail Corporation, formed on September 17, 2017 (“12 Retail”), and 12 Fashion Group, Inc, formed on June 26, 2020.

12 Retail operates its own retail outlet(s) as well as those of Bluwire Group, LLC (“Bluwire”), that operates retail stores in airports (mainly in international terminals) and casinos. Because of their locations mainly in international terminals of airports, all Bluwire Company owned stores and all but one royalty store remains closed due to Covid-19. 12 Retail will also serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for retailers as well as providing access to other retailers through our soon-to-be-launched social shopping app, and through our wholesale fashion business relationships.

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

Principal subsidiaries

The details of the principal subsidiaries of the Company are set out as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	Includes the operations of Bluwire Group, LLC (acquired October 1, 2019), and its subsidiaries and as its own operations.

12 Fashion Group Inc	Arizona, USA	June 26, 2020	Formed by 12 ReTech Corporation	100%	Includes the operations of Red Wire Group, LLC (acquired February 19, 2019, now defunct), Rune NYC, LLC (acquired March 14, 2019), Social Decay, LLC dba Social Sunday (acquired November 01, 2019), and other brands

12 Tech Inc	Arizona, USA	Dec 26,2019	Formed by 12 ReTech Corporation	100%	Includes the operations and Intellectual Properties of 12 Japan Limited (acquired July 31, 2017), 12 Hong Kong Limited (acquired July 31, 2017), and 12 Europe AG (acquired October 26, 2017, now defunct), and its own operations

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2021, the Company had a total accumulated deficit totaling $15,969,918 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of June 30, 2021, the Company had a working capital deficit of $13,186,614. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 18, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries 12HK, 12JP, 12EU. 12 Retail, Rune NYC, LLC, Red Wire Group, LLC (“RWG”), Bluwire Group, LLC, Social Decay LLC dba Social Sunday (“Social Sunday”) and Emotion Fashion Group which included the brands Emotion Apparel, Lexi Luu Designs, Punkz Gear, Skipjack Dive and Dance Wear, Inc. and Cleo VII, Inc. All inter-company accounts and transactions have been eliminated on consolidation. We currently have no investments accounted for using the equity or cost methods of accounting.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $149,157 and $11,784 in cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of June 30, 2021 and December 31, 2020, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or net realizable value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of June 30, 2021 and December 31, 2020, all inventory on hand is pursuant to our Bluwire (see Note 4).

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

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended June 30, 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). For the six months ended June 30, 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method).

All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At June 30, 2021, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of June 31, 2021 and December 31, 2020.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The company accrued $150,000 associated with legal contingencies as of June 30, 2021 and December 31, 2020 as part of accrued liabilities.

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

NOTE 5 – PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets at June 30, 2021 and December 31, 2020 consists of the following:

	June 30, 2021	December 31, 2020
Prepaid expense	$11,005	$12,920
Other assets	30,000	-
	$41,005	$12,920

NOTE 6 – FIXED ASSETS, NET

Fixed assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 20,	December 31,
	2021	2020

Office equipment	$280,966	$280,966
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,505	78,505
Machinery		-
	458,785	458,785
Less: accumulated depreciation	(402,766)	(370,557)
Equipment	$56,019	$88,228

Depreciation expense for the three months and six months ended June 30, 2021 and 2020 was $15,431 and $32,209 (depreciation and amortization expense) and $76,156 and $195,422, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020

Accounts payable	$1,385,393	$1,356,812
Accrued expenses	1,501,134	1,241,850
Accrued Salaries	139,300	139,300
Accrued board of director fees	210,000	150,000
Accrued interest	293,789	299,631
	$3,529,615	$3,187,592

NOTE 8 - DUE TO STOCKHOLDERS

Due to stockholders at June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
	2021	2020
Daniel Monteverde	-	-
Angelo Ponzetta	12,013	11,217
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	200,000

	$384,649	$383,753

During the three months ended June 30, 2021 and 2020, in connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand.

As of June 30, 2021 and December 31, 2020, accounts payable and accrued liabilities included salaries of $139,300 and $139,300, respectively, and accrued board of director fees of $210,000 and $150,000, respectively.

NOTE 9 – NOTES RELATED PARTY PAYABLE

As of June 30, 2021 and December 31, 2020, there were two demand notes outstanding totaling $31,000.

NOTE 10 – NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, there was one notes payable outstanding totaling $0 and $35,000 respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
	2021	2020
Dated September 15, 2017	$187,590	$318,492
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	33	33
Dated November 28, 2018	10,383	21,700
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	-	111,276
Dated February 19, 2019	-	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	26,500	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	56,194	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	5,350	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	33,600	-
Dated March 25, 2020	33,600	-
Dated April 21, 2021	28,875	-
Dated April 30, 2021	33,000	-
Dated May 4, 2021	28,875	-
Dated May 12, 2021	55,125	-
Dated May 17, 2021	44,000	-
Dated May 28, 2021	55,125	-
Dated June 9, 2021	55,125	-
Dated June 24, 2021	27,000	-
Dated June 25, 2021	55,125	-

Total convertible notes payable	1,337,863	1,273,107

Less: Unamortized debt discount	(201,970)	(4,460)

Total convertible notes	1,135,893	1,268,647

Less: current portion of convertible notes	1,135,893	1,268,647
Long-term convertible notes	$(0)	$(0)

On April 21, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $28,875. The consideration to the Company is $25,000 with $3,875 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On May 4, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $28,875. The consideration to the Company is $25,000 with $3,875 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On May 12, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On May 28, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On June 9, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On June 25, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totaling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

During the second quarter 2021, beginning on April 30, 2021 and ending June 24, 2021 the Company received a series additional loans from SBI Investments under the original convertible note agreement dated November 14, 2017 totaling $104,500 in exchange for $95,000 in cash. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

During the three months ended June 30, 2021 and 2020, the Company recognized interest expense of $1,681,479 and $100,788, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of June 30, 2021, the unamortized debt discount of $201,970 are related to the new convertible notes issued during the first quarter and second quarter of 2021.

During the three months and six months ended June 30, 2021, the Company converted principal and unpaid accrued interest and penalties totaling $598,095 and $672,948 into an aggregate of 4,419,451,103 and 5,223,250,935 shares of common stock.

The Company has thirty-seven (37) outstanding convertible notes as of June 30, 2021 with a total outstanding principal of $1,133,863. The 2019 notes mature from January 2020 to May 2020. The 2020 notes mature in September 2020. The 2021 notes mature in May 2022. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discounts ranging between 10% to 25% of the face value of each note.

As a subsequent event, during the third quarter of 2021, SBI Investments converted $ 40,000 of interest and penalties of the outstanding convertible note into 751,506,833 shares of common stock.

As a subsequent event, during the third quarter of 2021, Adar Alef converted $60,350 of principal and $22,820 of interest of the outstanding convertible note into 1,386,173,500 shares of common stock.

As a subsequent event, on July 9, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

As a subsequent event, on July 12, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

As a subsequent event, on August 2, 2020, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date .

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

The following table is a rollforward of activity, by each noteholder, for the six months ended June 30, 2021:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 12 31 20	Additions	Payments	Conversion	Balance at 6 30 21

1	SBI Investment	$200,000	9/27/2017	3/15/2018		200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153	-	-	$(19,160.78)	130,992	-	-	$(130,902)	90
1	SBI Investment	$187,500	11/14/2017	5/14/2018		187,500	-	-	-	187,500	-	-	-	187,500	-	-		187,500	-	-	-	187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	0	-	-		0	-	-	-	0
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-	-	-		-	-	-	-	-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-	-	-		-	-	-	-	-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123	-	-		40,123	-	-	-	40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714	-	-		56,714	-	-	-	56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000	-	-		60,000	-	-	-	60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443	-	-	$(25,410.13)	33	-	-	-	33
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019		-	25,000	-	(25,000)	-	-	-	-	-	-	-		-	-	-	-	-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870	-	-	$(36,170.00)	21,700	-	-	$(11,317)	10,383
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018		-	25,000	-	-	25,000	-	-	-	25,000	-	-		25,000	-	-	-	25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000	-	-		105,000	-	-	-	105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000	-	-		115,000	-	-	-	115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720	-	-	$(21,444.27)	111,276	-	-	$(111,276)	(0)
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-	-	-		-	-	-	-	-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500	-	-		64,500	-	-	$(64,500)	-
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500	-	-		26,500	-	-	-	26,500
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825	-	-		27,825	-	-	-	27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$53,500	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194	-	-		56,194	-	-	-	56,194
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350	-	-		5,350	-	-	-	5,350
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825	-	-		6,825	-	-	-	6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600	-	-	-	-		-	-	-	-	$33,600			33,600	-	-	-	33,600
30	LG Capital Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600	-	-	-	-		-	-	-	-	$33,600			33,600	-	-	-	33,600
31	Adar Alef Omnibus 6th Tranche	$28,875	4/21/21	4/21/22	3,875	-	-	-	-		-	-	-	-	-	-		-	-	-	-	28,875
32	SBI Investment	$33,000	4/30/21	5/1/22	3,000	-	-	-	-		-	-	-	-	-	-		-	-	-	-	33,000
33	Adar Alef Omnibus 7th Tranche	$28,875	5/4/21	5/4/22	3,875	-	-	-	-		-	-	-	-	-	-		-	-	-	-	28,875
34	Adar Alef Omnibus 8th Tranche	$55,125	5/12/21	5/13/22	5,125	-	-	-	-		-	-	-	-	-	-		-	-	-	-	55,125
35	SBI Investment	$44,000	5/17/21	5/17/22	4,000	-	-	-	-		-	-	-	-	-	-		-	-	-	-	44,000
36	Adar Alef Omnibus 9th Tranche	$55,125	5/28/21	5/28/22	5,125	-	-	-	-		-	-	-	-	-	-		-	-	-	-	55,125
37	Adar Alef Omnibus 10th Tranche	$55,125	6/9/21	6/10/22	5,125	-	-	-	-		-	-	-	-	-	-		-	-	-	-	55,125
38	SBI Investment	$27,500	6/24/21	6/25/22	2,500	-	-	-	-		-	-	-	-	-	-		-	-	-	-	27,500
39	Adar Alef Omnibus 11th Tranche	$55,125	6/25/21	6/26/22	5,125	-	-	-	-		-	-	-	-	-	-		-	-	-	-	55,125

Convertible note total					251,771	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(102,185)	1,273,107	-	-	(317,995)	1,337,862

As of December 31, 2019, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts. As of June 30, 2021 the notes remained in default and due on demand.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. SBI Investments have notified the company of default during the 2nd quarter on 2021 on their September 2017 convertible note. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of June 30, 2021 and December 31, 2020, the Company recorded a general default reserve of $1,732,106 and $2,278,648, respectively.

In December 2020 and continuing, as a further series of subsequent events, the Company’s 12 Retail subsidiary has received short term funding from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45 to 60 day intervals for inventory and special orders for customers.

On March 18, 2021 the Company received $30,000 from Adar Alef, LLC (“Adar”) from a $33,600 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On March 25, 2021 the Company received $30,000 from LG Capital, LLC (“LG”) from a $33,600 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On April 30, 2021, the Company received $30,000 from SBI, $40,000 on May 17, 2021 and $25,000 on June 24, 2021.

Between April 21, 2021 and June 24 2021, the Company received $250,000 from Adar Alef in exchange for $278,250 in convertible debt.

On May 6, 2021, the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 an additional $50,000.

In May 2021, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

As a subsequent event, on July 9, 2021 the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

As a subsequent event, on July 12, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

As a subsequent event, on August 2, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

NOTE 12 – DERIVATIVE LIABILITIES

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

The following table present the assumptions used in Black-Scholes Simulation model to determine the fair value of the derivative liabilities as of June 30, 2021:

Derivative Liabilities at March 31, 2021	$11,778,367
Additional new conversion option derivatives	$1,859,944
Conversion of note derivatives	$(17,820,460)
Change in fair value	$10,244,460
Derivative Liabilities at June 30, 2021	$6,062,003

Derivative Liabilities at December 31, 2020	$23,798,241
Additional new conversion option derivatives	$1,859,944
Conversion of note derivatives	$(18,765,881)
Change in fair value	$10,516,922
Derivative Liabilities at June 30, 2021	$6,062,003

During the three months ended June 31, 2021, the Company recorded new derivative liabilities of $1,859,944 related to the issuance of convertible notes payable and Series D-2 Preferred Stock and converted $27,820,460 in derivative liability to additional paid-in capital due to conversions of notes payable and Series D-2 Preferred Stock into common stock.

NOTE 13 – MERCHANT FINANCING

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

As of June 30, 2021, the Company had total merchant financing payables of $411,122 with unamortized discounts of $2,754 for net payable of $408,368. As of December 31, 2020, the Company had total merchant financing payables of $412,647 with unamortized discounts of $2,754 for net payable of $408,892.

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

NOTE 14 - STOCKHOLDERS’ DEFICIT

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

2021 Transactions

In March 2021, the company issued 1,250 Series A shares for cash for $5,000.

In April 2021, the company issued 1,250 Series A shares for cash $5,000.

In April 2021, the company issued 25,000 Series A shares for cash for $50,000.

In June 2021, the company converted 64,400 of series B shares and $64,400 into 212,015,385 common shares.

During the second quarter, Oasis converted 275,075 series D-2 preferred shares and $888,860 of principal and interest into 1,269,800,000 common shares.

As a subsequent event, Geneva Roth converted the remaining 106,000 series B preferred shares or $106,000 into 387,307,692 common shares.

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

Common Stock

2021 Transactions

During the first quarter, 2021, LG converted $8,500 of principal and $3,455 of interest of its outstanding convertible note into 199,249,833 shares of common stock.

During the first quarter, 2021, SBI Investments converted $37,125 of principal of the outstanding convertible note into 175,000,000 shares of common stock.

During the first quarter, 2021, Adar Alef converted $25,733 of principal the outstanding convertible note into 429,549,999 shares of common stock.

During the second quarter, 2021 the company converted $211,320 of principal and $351,498 of principal and interest and penalties into 4,419,451,103 common shares made up of the following:

During the second quarter of 2021, LG converted $2,817 of principal and $1,251 of interest of its outstanding convertible note into 67,788,524 shares of common stock.

During the second quarter of 2021, SBI Investments converted $93,777 of principal and $307,847 of interest and penalties of the outstanding convertible note into 1,137,946,080 shares of common stock.

During the second quarter of 2021, Adar Alef converted $130,047 of principal and $30,016 of interest of the outstanding convertible note into 3,203,716,499 shares of common stock.

During the second quarter, Oasis converted Oasis converted 275,075 series D-2 preferred shares and $888,860 of principal and interest into 1,269,800,000 common shares.

As a subsequent event, during the third quarter of 2021, SBI Investments converted $ 40,000 of interest and penalties of the outstanding convertible note into 751,506,833 shares of common stock.

As a subsequent event, during the third quarter of 2021, Adar Alef converted $60,350 of principal and $22,820 of interest of the outstanding convertible note into 1,386,173,500 shares of common stock.

2020 Transactions

During the three months ended March 31, 2020, LG converted $20,100 of principal and $2,274 of interest of its outstanding convertible note into 36,764,427 shares of common stock.

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $33,461. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum remaining rental payments in 2021 are $33,461, respectively. As of June 30, 2021, the Company recognized and ROU Asset of $13,606 and ROU Liability of $13,606.

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

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six months’ notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the three months ended June 30, 2021, the Company paid $113,750 under the contract to which an additional $324,064 was payable as of June 30, 2021. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc.

Legal & Contingencies

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal claims and defenses.

●	J&S properties sued the Company in regards to a lease for a subsidiary in-the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever try to enforce this judgement.

●	PCG Advisory Group (“PAG”) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PAG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and also named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company may be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2021 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows:

During the third quarter of 2021, SBI Investments converted $40,000 of interest and penalties of the outstanding convertible note into 751,506,833 shares of common stock.

During the third quarter of 2021, Adar Alef converted $60,350 of principal and $22,820 of interest of the outstanding convertible note into 1,386,173,500 shares of common stock.

As a subsequent event, Geneva Roth converted the remaining 106,000 series B preferred shares or $106,000 into 387,307,692 common shares.

On July 9, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On July 12, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $3,600. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On August 2, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

Subsequent to the period ended June 30th 2021, the Company entered into an agreement with very accomplished developers located in South Africa. These same developers were instrumental in designing the software that is operating today on all debit and credit card smart chips worldwide. These developers will complete our Social Shopping App platform which processes payments securely to our merchants such that our users will never have their personal payment data “at risk” online. The total cost will not exceed $650,000 including cash and stock, and it is estimated that the App may be released before the end of 2021. As of this filing $50,000 have already been made under our installment arrangement.

As a subsequent event, Company consummated a License Purchase with Tiltsa, Inc of Tiltsa’s cutting edge software. This software license, among other things, will allow us to access more than 300,000 merchants for our APP and will allow easy uploading of new merchants. We have made the full $19,000 Payment for the software and our app developers are already integrating this software into our platform.

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

12 Retail operates its own retail outlet(s) as well as those of Bluwire Group, LLC (“Bluwire”), that operates retail stores in airports (mainly in international terminals) and casinos. Because of their locations mainly in international terminals of airports, all Bluwire Company owned stores and all but one royalty store remains closed due to Covid-19. 12 Retail will also serve to demonstrate the effectiveness of the software technology created by 12 Tech in improving revenues and profits for retailers as well as providing access to other retailers through our soon-to-be-launched social shopping app, and through our wholesale fashion business relationships.

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

Principal subsidiaries

The details of the principal subsidiaries of the Company as of December 31, 2020, are set out as follows (additional consolidation may occur in the future):

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	Includes the operations of Bluwire Group, LLC (acquired October 1, 2019), and its subsidiaries and as its own operations.

12 Fashion Group Inc	Arizona, USA	June 26, 2020	Formed by 12 ReTech Corporation	100%	Includes the operations of Red Wire Group, LLC (acquired February 19, 2019, now defunct), Rune NYC, LLC (acquired March 14, 2019), and Social Decay, LLC dba Social Sunday (acquired November 01, 2019) and other brands

12 Tech Inc	Arizona, USA	Dec 26,2019	Formed by 12 ReTech Corporation	100%	Includes the operations and Intellectual Properties of 12 Japan Limited (acquired July 31, 2017), 12 Hong Kong Limited) acquired July 31, 2017), and 12 Europe AG (acquired October 26, 2017, now defunct), and its own operations

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

From an operating perspective, 12 ReTech Corporation is a holding company with three main operating companies that themselves may now and/or in the future own other subsidiaries. They are: 12 Retail Corporation which now operates our casino stores and subsidiaries Bluwire Group, LLC, 12 Fashion Group, Inc, that operates our fashion brands and wholesale manufacturing brands, and 12 Tech Inc that designed and develops our retail software.

The Company has earned money from four different revenue streams (in declining order): Retail Sales, Wholesale and Online sales of Fashion products, Royalty Payments for 3rd party licensing of the Bluwire name, and technology sales.

Effects on us of the Covid-19 Pandemic

While the Company’s operations were severely impacted during 2020 from the Covid-19 pandemic, the lock downs, stay at home orders, and reductions capacity limits in retail stores and restaurants and restriction on travel Management used that time to tighten up our operations, raise capital and focus on creating our Social Shopping App that we believe will be the future of retail. For more details on the effect of Covid-19 and our operations in 2020 please see our Form 10-k for the 12 month period ended December 31, 2020 and subsequent events therein.

Financing and Convertible Debt

During the period June 2017 until July 2021 the Company financed most of its operations, acquisitions and technology through convertible debt. The issue with convertible debt is the dilution that our shareholders experienced as these debt holders converted their debt to common stock and then sold that common stock into the market.

During 2020 and the first 6 months of 2021 the Company raised $449,450 in new convertible debt and the existing debt holders converted their older debt in the amount of $ 528,780 into 6,158,277,145 shares of common stock. At June 30, 2021 the Company owed $1,135,893 in convertible debt, held a default reserve of $1,732,106 and maintained a derivative liability reserve of $ 6,062,003.

During 2020 the Company received $294,882 in PPP funds from the SBA under the CARES Act (“ACT:) During this quarter the Company was able to have the SBA forgive $70,200 in accordance with the ACT requirements leavening a PPP balance of $ 224,682 which management believes will also be forgiven under the ACT. After June 30, 2021, the Company was able to have the SBA forgive an additional $166,435 leaving a remaining balance of $58,247 in PPP loans from 2020. In the event that none of these additional PPP loans are not forgiven then the Company will begin making payments of  $2,451 per month. During 2021, the company also received $302,602 in PPP funds. The company will also ask for these funds to be forgiven in accordance with CARES ACT.

Also during 2020 the Company received $325,300 in EIDL Funds from the SBA. These funds carry a 3.75% annual interest and the Company will begin making aggregate monthly payments of $1,588 over the next 360 months.

Results of Operations

Three Ended June 30,2021 and 2020.

Revenues

During the three months ended June 30, 2021 our revenue increased to $183,299 from $114,974 for the three months ended June 30, 2020, an increase of $68,325 or 59%, which is primarily the result of new Bluwire store.

Cost of revenues

During the three months ended June 30, 2021 we incurred costs associated with the delivery of our products in the amount of $120,644, as compared to $75,769 for the comparable period in 2020. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2021 were $407,729, an increase of $56,012, compared to $351,717 for the three months ended June 30, 2020. This is primarily due to salary for personnel associated with Bluwire stores.

Professional fees

Our professional fees for the three months ended June 30, 2021 increased by $15,342 to $158,136, compared to $142,794 for the three months ended June 30, 2020. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Income and Expense

Our other expenses increased by $12,925,769 to a net other expense of $11,639,025 for the three months ended June 30, 2021 compared to other income of $1,286,744 for the three months ended June 30, 2020. The majority of the increase is due a increase in loss on derivative liability of $11,749,702, and increase in interest expense of $1,580,691 partially offset by an decrease in general default reserve expense of $314,550 and a decrease in other income of $90,074. There are two main components of the increase of the 2021 Other Expense category:

1.	There was an increase in loss of derivative liability of $11,749,702 to $10,244,460 from gain of $1,505,242 for the three months ended June 30, 2021 compared to three month ended June 30, 2020.

2.	There was an increase of $1,580,691 in interest expense to $1,681,479 from $100,788 for the period ended June 30, 2021 compared to the period June 30, 2020. The increase in interest expense is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

Net Loss

For the three months ended June 30, 2021, we incurred of a net loss of $12,157,721 compared to a net gain of $755,303 for the three months ended June 30, 2020. This decrease in net loss is primarily the result of the decrease in net other expense.

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

Six Months Ended June 30, 2021 and 2020

Revenue

During the six months ended June 30, 2021 our revenue decreased to $320,727 from $522,762, a decrease of $202,035 or 39%, compared to the six months ended June 30, 2020. The loss of revenues is as a result of the global pandemic due to COVID 19 on our Bluwire subsidiary. Our only open subsidiary is located in the state of Connecticut which fully reopening during the second quarter of 2021 and caused a significant decrease in traffic at the Mohegan Sun. The company has not yet opened our Dulles and Newark locations due to the COVID pandemic. The Company hopes that this behavior will stabilize and that this location will see a more normal level of traffic, not withstanding any unforeseen changes due to COVID 19 in that state.

Cost of revenue

During the six months ended June 30, 2021 we incurred costs associated with the delivery of our products in the amount of $215,709, compared to $271,161 for the comparable period in 2020. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2021 were $747,348, a decrease of $311,225, compared to $1,058,573 for the six months ended June 30, 2020. This decrease is primarily due result of impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fees for the six months ended June 30, 2021 decreased by $32,331 to $302,171, compared to $334,502 for the six months ended June 30, 2020. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending during 2020 and 2021.

Depreciation and amortization

Our depreciation expense for the six months ended June 30, 2021 were $32,209, a decrease of $163,213 or 84% when, compared to $195,422 for the six months ended June 30, 2020. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. The company had fully depreciated most of these assets as of December 31, 2020 and as such there was less fix assets to depreciate in 2021.

Other Income and Expense

Our other expenses decreased by $8,547,053 to a net other expense of $726,601 for the six months ended June 30, 2021 compared to $9,273,654 for the six months ended June 30, 2020. There are two main components of the increase of the 2021 Other Expense category:

1. A decrease in loss on derivative liability of $9,841,979 to gain of $830,299 from loss of $9,011,680 which is the result of the calculation of derivative liability using Black-Scholes.

2. The significant increase in interest expense of $1,544,214. There was an increase in interest expense to $1,780,801 from $236,587 for the period ended June 30, 2021 compared to the period June 30, 2020. This is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2021, we incurred of a net loss of $1,703,351 compared to a comprehensive net loss of $10,609,591 for the six months ended June 30, 2020. This increase in net loss is primarily the result of the increase in net other expense.

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

Bluwire Group, which provided the bulk of the revenue growth of the 4th quarter of 2019, has also been impacted by the COVID-19 pandemic. On or about March 16, 2020, every one of the Bluwire stores was shut down by local or federal government mandates. Stores were shuttered and our staff was laid off. We are staying in close communication with our landlords and the various airport authorities where we have stores located. At this point, Management still does not have a timeline for the reopening of these business operations. This shutdown has negatively impacted the Company’s revenues and cash flow. As a subsequent event, we have applied for and received CARES Act Payment Protection Program funding and EIDL for some of the stores. These funds will help Bluwire get back on its feet when the airport and casino stores are allowed to reopen. Management predicts that it will likely be the following year before airport traffic levels get back to normal if not longer. We are currently expecting to report large negative impacts to the Bluwire business in terms of revenues for the balance of this year.

Liquidity and Capital Resources

The Company had met its current capital requirements primarily through the issuance of debt-equity and preferred stock. With the resent acquisition and the sale of the Medium Term Notes, Management believes it has sufficient working capital to complete its business plans for the foreseeable future.

At June 30, 2021, cash and cash equivalents was $ 149,157 compared to $11,784 at December 31, 2020.

Although, our business plan calls for high growth, we anticipate that we may continue to incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies at our stage, particularly companies in new and rapidly evolving markets. Our roll up acquisition strategy seeks to mitigate some of those risks, but until more acquisitions can be completed, consolidated, or we successfully launch our Social Shopping App and we reap the benefits of these activities, we cannot accurately include their results in our projection of cash needs. However, we believe that we have sufficient cash on hand for the fore foreseeable future.

Risks include, but are not limited to, an evolving and unpredictable business model and the management of growth and the consummation and assimilation of multiple acquisitions.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended June 30, 2021. Our total accumulated deficit as of June 30, 2021 was approximately $16 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended June 30, 2021. See Note 3 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements. See Note 3 to the consolidated statements in our 2020 Annual Report for a complete discussion of our significant accounting policies and estimates.

Off-Balance Sheet Transactions

At June 30, 2021 and June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of June 30, 2021 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

In connection with our completed acquisitions of significant operating companies during the first three quarters of 2019, Management has begun to institute some financial controls. The first area management is improving is cash and expense payment controls. Management has implemented a segregation of duties and authorities in this area:

1.	Revenues are deposited in 98% of all cases electronically whether by our credit card processors or factors.

2.	The accounting department does not make any direct payments and all invoices are approved by the management of the operating companies, reviewed by the accounting department and representatives of senior management.

3.	Weekly, the managers of each operating company reviews with representatives of senior management which payments are to be made from the accounts payable listing.

4.	The payments are then made by a third-party payments person directed by senior management and recorded by the accounting department. Payments are mostly made by check or automatic bill payment from the bank.

5.	The accounting department then verifies and reports to senior management that the payments were made as approved by serious management.

6.	Future improvements as the accounting staff will grow will be to segregate posting of entries from the person who can make journal entries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2021 as a result of the identification of the material weaknesses described below.

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

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we have implemented the following changes during our fiscal year ending December 31, 2020 and beyond: (i) adopt sufficient written policies and procedures for accounting and financial reporting, (ii) complete the implementation of QuickBooks Enterprise solution for consistent recording and accounting of all transactions across all business groups started in 2019.

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2021, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

During the ordinary course of business, and as a result of quickly completing multiple acquisitions and the business disruption due to the Covid-19 Pandemic the Company had become involved in some litigation, and had some disputed claim. However, subsequent to June 30, 2021 the company has either won all contested claims or settled all disputed claims, lawsuits and contingencies. As of the filing of the Form 10-Q, the Company is no longer involved in any litigation and is unaware of any material, contested or pending claims of any kind

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 in regards to this claim. To the best of management’s knowledge, Auctus has not taken other actions. .

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal cleans and defenses

●	J&S properties sued the Company in regards to a lease for a subsidiary in the State of Utah that was never guaranteed by the Company, and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

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

Our directors may lack of an independent director on your Board of Directors

Our directors are also on our Board of Directors and as a result the Board of Directors may lack some independence. We plan to appoint some additional qualified independent directors during the remainder of this calendar year.

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

There are a number of shares of common stock underlying the outstanding preferred stock

The Company has outstanding preferred stock which are potentially convertible into common stock. Should all of these convertible instruments convert into common stock, the number of common shares issued would lead to substantial dilution of the current common shareholders.

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

Item 5. Other Information

None.

Item 6. Exhibits

None.

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

12 ReTech Corporation

Date: August 13, 2021	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Chief Operating Officer
(Principal Financial Officer)

