Form 10-Q
period 2021-09-30
12 Retech Corp
filed 2021-11-19
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Central Ave. Suite 831 Phoenix, Arizona	85004
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock ($0.00001 par value) outstanding as of November 12, 2021, was 11,774,508,315.

12 RETECH CORPORATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021

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

PART I

ITEM 1. FINANCIAL STATEMENTS

12 ReTech Corporation

Consolidated Balance Sheets

(unaudited)

	September 30,	Dec 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$94,529	$11,784
Accounts receivable	7,793	3,108
Inventory	188,463	177,172
Prepaid expenses	11,005	12,920
Total Current Assets	301,790	204,984

Fixed assets, net	45,353	88,228
ROU Asset	-	52,671
Other Asset	89,000	-
Security deposit	241,310	241,250
TOTAL ASSETS	$677,453	$587,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,722,260	$3,187,592
Due to stockholders	385,121	383,753
Related Party Notes payable, net of discounts	31,000	31,000
Notes payables, net of discounts	-	35,000
Convertible notes payable, net of discounts	1,317,467	1,268,647
Derivative liabilities	10,090,212	23,798,240
General default reserve	1,463,120	2,278,648
Lease liability	-	52,671
Bank loans	249,937	249,937
Merchant cash advances, net of discounts	404,878	409,892
Total Current Liabilities	17,663,994	31,695,379

Lease Liability	-
SBA and PPP Loans	627,701	620,182
Total Long - Term Liabilities	627,701	620,182

Total Liabilities	18,291,695	32,315,561

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 0 shares and 170,400 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Liquidation preference $106,000	-	170,400
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020. Liquidation preference $0 as of June 30, 2021	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 754,410 shares and 912,368 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Liquidation preference $1,896,622	2,093,122	2,607,162
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at September 30, 2021 and December 31, 2020. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,164,775 and 9,198,816 shares issued and outstanding at September 30, 2021 and December 31, 2020	92	93
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 2 shares issued and outstanding at September 30, 2021 and December 31, 2020	2	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 128,494 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 104,680 shares issued and outstanding at September 30, 2021 and December 31, 2020.	523,400	523,400
Common stock: 20,000,000,000 authorized, $0.00001 par value; 11,234,600,759 and 1,980,903,450 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	112,346	11,768
Additional paid-in capital	31,485,456	9,282,228
Minority interest	(659,408)	(634,297)
Accumulated other comprehensive income	(1,702)	(1,493)
Accumulated deficit	(51,955,760)	(44,475,900)
Total Stockholders’ Deficit	(19,981,598)	(34,780,224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$677,453	$587,133

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$190,876	$68,052	$511,603	$590,814
Cost of revenue	101,518	33,539	317,227	304,700
Gross Profit	89,358	34,513	194,376	286,114

Operating Expenses
General and administrative	365,474	$366,783	1,112,822	1,425,356
Professional fees	182,027	94,179	484,198	428,681
Depreciation	10,665	69,256	42,874	264,678
Total Operating Expenses	558,166	530,218	1,639,894	2,118,715

Gain (Loss) from operations	(468,808)	(495,705)	(1,445,518)	(1,832,601)

Other Expense
Other income	224,738	$217,052	291,211	416,218
Reserve Expense	172,704	(131,131)	330,132	(355,684)
Interest expense	(309,398)	(98,752)	(2,090,199)	(335,339)
Gain/loss on derivative liability	(5,420,896)	6,688,600	(4,590,597)	(2,323,080)
Net Other Income (Expense)	(5,332,852)	6,675,769	(6,059,453)	(2,597,885)

Net Income (Loss)	$(5,801,660)	$6,180,064	$(7,504,971)	$(4,430,486)

Other comprehensive income- foreign currency translation adjustment	(169)	3	(209)	962

Comprehensive Gain (Loss)	$(5,801,829)	$6,180,067	$(7,505,180)	$(4,429,524)

Minority Interest	$14,939	$1,027	$(25,111)	$(153,792)

Net Income (Loss) to 12 ReTech Corporation	(5,816,768)	6,179,040	(7,480,069)	(4,275,732)

Net Gain (Loss) Per Common Share: Basic and Diluted	$(0.00)	$0.04	$(0.00)	$(0.09)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	13,694,616,812	146,341,243	6,256,753,729	47,357,790

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech

Statement of Stockholders Deficit

Three months and nine months ended September 30, 2021 and 2020

(unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Minority Interest	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Deficit

Balance June 30, 2020	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	755,657,804	$7,555	$9,055,279	$(567,572)	$(1,496)	$(33,212,078)	$(23,680,846)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	69,089,148	691.00	5,527	-	-	-	6,218
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	78,000,000	780	7,020	-	-	-	7,799
Series D-2 shares exchanged for common stock			-	-	-	-	-	-	-	-	-	-	-	-	(1)
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	12,750	-	-	-	-	-	-	-	-	-	51	-	-	-	51
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	6,912	-	-	-	6,912
Net loss	-	-	-	-	-	-	-	-	-	-	21,632	1,026	3	6,179,037	6,180,067

Balance September 30, 2020	9,196,566	$92	1	$1	128,494	$513,976	104,680	$523,400	902,746,952	$9,026	9,096,420	$(566,546)	$(1,493)	$(27,033,039)	$(17,458,164)

Balance - December 31, 2019	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	1,315,323,569	$13,153	18,256,846	$(722,391)	$(537)	$(77,737,604)	$(58,574,075)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	202,503,779	2,023	70,295	-	-	-	72,318
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	483,807,870	4,838	48,374	-	-	-	53,211
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	179,500,000	1,795	18,305	-	-	-	20,099
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	12,750	-	-	-	-	-	-	-	-	-	4,957	-	-	-	4,957
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	313,749	-	-	-	313,749
Net loss	-	-	-	-	-	-	-	-	-	-	298,931	(153,793)	962	(4,276,694)	(4,429,524)

Balance September 30, 2020	9,196,566	$92	1	$1	128,494	$513,976	104,680	$523,400	902,746,952	$9,026	9,096,420	$(566,546)	$(1,493)	$(27,033,039)	(17,458,164)

Balance June 30, 2021	9,225,066	$93	1	$1	128,494	$513,976	104,680	$523,400	7,883,169,938	$78,832	$29,728,821	$(674,347)	$(1,533)	$(46,139,161)	$(15,969,918)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	2,964,123,129	29,640	189,885	-	-	-	219,525
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	387,307,692	3,873	178,447	-	-	-	182,320
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for compensation	(60,291)	(1)	1	1	-	-	-	-	-	-	(15)	-	-	-	(15)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	1,388,321	-	-	-	1,388,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	14,939	(169)	(5,816,600)	(5,801,829)

Balance September 30, 2021	9,164,775	$92	2	$2	128,494	$513,976	104,680	$523,400	11,234,600,759	$112,345	$31,485,456	$(659,408)	$(1,702)	$(51,955,760)	$(19,981,598)

Balance December 31, 2020	9,197,566	$92	1	$1	128,494	$513,976	104,680	$523,400	1,177,103,618	$11,770	$9,282,228	$(634,296)	$(1,493)	$(44,475,900)	$(34,780,224)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	7,917,324,064	79,173	810,597	-	-	-	889,771
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	2,140,173,077	21,402	1,163,246	-	-	-	1,184,650
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	27,500	1	-	-	-	-	-	-	-	-	59,999	-	-	-	60,001
Preferred shares issued for compensation	(60,291)	(1)	1	1	-	-	-	-	-	-	(15)	-	-	-	(15)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	20,169,403	-	-	-	20,169,403
Net loss	-	-	-	-	-	-	-	-	-	-	-	(25,112)	(209)	(7,479,860)	(7,505,180)

Balance September 30, 2021	9,164,775	$92	2	$2	128,494	$513,976	104,680	$523,400	11,234,600,759	$112,345	$31,485,456	$(659,408)	$(1,702)	$(51,955,760)	$(19,981,598)

The accompanying notes are an integral part of these condensed consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,504,971)	$(4,430,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,874	264,678
Increase in notes payable and Series D-2 for defaults	-	355,684
Excess fair market value of common shares over liabilities settled	-	123,375
Accrual of dividends on preferred stock	-	20,661
Change in fair value of derivative liability	4,599,955	-
Gain/loss on derivative liability and additional interest expense recorded on issuance	1,642,731	2,323,080
Amortization of debt discount	72,784
Accounts receivable	(4,685)	3,290
Prepaid Expenses	1,915	108,616
Inventory	(11,291)	(4,405)
Security deposit	-	42,737
Other current assets	-	115,136
Accounts payable and accrued liabilities	535,745	692,210
Net Cash Provided By (Used in) Operating Activities	(624,943)	(385,424)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	400
Software development costs	(88,999)	(175,426)
Security deposit	(60)	-
Net Cash Used in Investing Activities	(89,059)	(175,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders	1,368	(235)
Proceeds from convertible notes payable and notes payable	637,875	60,000
Proceeds from Preferred Series Stock	189,999	-
Repayments of related party notes payable	(35,000)	(15,000)
Proceeds from PPP and SBA loans	7,519	485,782
Payments on merchant financing	(5,014)	(62,817)
Proceeds from bank loans	-	16,687
Net Cash Provided by Financing Activities	796,747	484,416

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	962

Net decrease in cash and cash equivalents	82,745	(76,034)
Cash and cash equivalents, beginning of period	11,784	118,860
Cash and cash equivalents, end of period	$94,529	42,826

Supplemental cash flow information
Cash paid for interest	$-	$
Cash paid for taxes	$-	$

Non-cash transactions:
Discounts on convertible notes payable	$220,889	$7,099
Conversions of convertible notes payable, accrued interest and derivatives	$21,059,173	$106,833
Conversion preferred stock into common stock	$1,184,559	$38,799

The accompanying notes are an integral part of these condensed consolidated financial statements

12 RETECH CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

Reverse Stock Split and increase in authorized shares

On October 18, 2019, the Company completed a 100-for-1 reverse common stock split reducing the outstanding common shares to 25,410,391. Upon the stock split, the Company’s authorized common shares of 8,000,000,000 did not change. The reverse split has been retroactively applied to share amounts in these consolidated financial statements. As of May 18, 2021, the authorized common stock was increased to 20,000,000,000 shares of common stock.

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

These interim financial statements have been prepared on a going concern basis which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company had a total stockholders deficit totaling $19,981,598 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of September 30, 2021, the Company had a working capital deficit of $17,362,204. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim condensed consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2020, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 18, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $94,529 and $11,784 in cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of September 30, 2021 and December 31, 2020, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, consisting of a computer application, a mirror with a computer screen and touch monitor, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or net realizable value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of September 30, 2021 and December 31, 2020, all inventory on hand is pursuant to our Retail, Bluwire and 12 Fashion Group (see Note 4).

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the three months ended September 30, 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). For the nine months ended September 30, 2021, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock and Series D-3 Preferred Stock (using the if converted method).

All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. At September 30, 2021, if all dilutive securities were converted the Company would be in excess of their authorized shares of common stock.

Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. Potential common shares consist of the convertible promissory notes payable as of September 30, 2021 and December 31, 2020.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The company accrued $150,000 associated with legal contingencies as of September 30, 2021 and December 31, 2020 as part of accrued liabilities.

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

NOTE 5 – PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Prepaid expense	$11,005	$12,920
Other assets	89,000	-
	$100,005	$12,920

The company is developing new software and has so far spent $89,000 towards its development.

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

The Company also consummated a License Purchase with Tiltsa, Inc of Tiltsa’s cutting edge software. This software license, among other things, will allow us to access more than 300,000 merchants for our APP and will allow easy uploading of new merchants. We have made the full $19,000 Payment for the software and our app developers are already integrating this software into our platform.

NOTE 6 – FIXED ASSETS, NET

Fixed assets at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020

Office equipment	$280,966	$280,966
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Truck	-	-
Intellectual Property	78,505	78,505
Machinery		-
	458,785	458,785
Less: accumulated depreciation	(413,431)	(370,557)
Equipment	$45,353	$88,228

Depreciation expense for the three months and nine months ended September 30, 2021 and 2020 was $10,665 and $69,256 (depreciation and amortization expense) and $42,874 and $264,678, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020

Accounts payable	$1,493,840	$1,356,812
Accrued expenses	1,539,205	1,241,850
Accrued Salaries	139,300	139,300
Accrued board of director fees	240,000	150,000
Accrued interest	309,915	299,631
	$3,722,260	$3,187,592

As of September 30, 2021 and December 31, 2020, accounts payable and accrued liabilities included salaries of $139,300 and $139,300, respectively and accrued board of director fees of $240,000 and $150,000, respectively.

NOTE 8 - DUE TO STOCKHOLDERS

Due to stockholders at September 30, 2021 and December 31, 2020 consists of the following:

	September 30, 2021	December 31, 2020
Daniel Monteverde	-	-
Angelo Ponzetta	12,585	11,217
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	200,000

	$385,121	$383,753

During the three months ended September 30, 2021 and 2020, in connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand.

NOTE 9 – NOTES RELATED PARTY PAYABLE

As of September 30, 2021 and December 31, 2020, there were two demand notes outstanding totaling $31,000.

NOTE 10 – NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, there was one note payable outstanding totaling $0 and $35,000 respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at September 30, 2021 and December 31, 2020 consists of the following:

	September 30, 2021	December 31, 2020
Dated September 15, 2017	$187,500	$318,492
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	-	33
Dated November 28, 2018	10,383	21,700
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	-	111,276
Dated February 19, 2019	-	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	-	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	-	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	-	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	-	33,600
Dated March 25, 2020	33,600	33,600
Dated April 21, 2021	28,875	-
Dated April 30, 2021	33,000	-
Dated May 4, 2021	28,875	-
Dated May 12, 2021	55,125	-
Dated May 17, 2021	44,000	-
Dated May 28, 2021	55,125	-
Dated June 9, 2021	55,125	-
Dated June 24, 2021	27,500	-
Dated June 25, 2021	55,125	-
Dated July 12, 2021	55,125	-
Dated July 13, 2021	55,125	-
Dated August 3, 2021	66,150	-
Dated August 24, 2021	66,150	-
Dated September 14, 2021	66,150	-

Total convertible notes payable	1,524,795	1,273,107

Less: Unamortized debt discount	(207,328)	(4,460)

Total convertible notes	1,317,467	1,268,647

Less: current portion of convertible notes	1,317,467	1,268,647
Long-term convertible notes	$-	$-

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

On July 9, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $5,125. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On July 12, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $5,125. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On August 3, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On August 24, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On September 14, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

During the nine months ended September 30, 2021 and 2020, the Company recognized interest expense of $2,090,199 and $335,339, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2019, all original issue and debt discounts pertaining to outstanding convertible notes were fully amortized. As of September 30, 2021, the unamortized debt discount of $207,328 are related to the new convertible notes issued during the first quarter and second quarter of 2021.

During the three months and nine months ended September 30, 2021, the Company converted principal and unpaid accrued interest and penalties totaling $219,525 and $889,771 into an aggregate of 2,964,123,129 and 7,917,324,064 shares of common stock.

The Company has twenty-eight (28) outstanding convertible notes as of September 30, 2021 with a total outstanding principal of $1,524,795. The 2019 notes mature from January 2020 to May 2020. The 2020 notes mature in September 2020. The 2021 notes mature in May 2022. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry an original issue discount ranging between 10% to 25% of the face value of each note.

As a subsequent event, during the fourth quarter of 2021, SBI Investments converted $ 72,887 of interest and penalties of the outstanding convertible note into 539,907,556 shares of common stock.

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

The following table is a rollforward of activity, by each noteholder, for the nine months ended September 30, 2021:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 12 31 20	Additions	Payments	Conversion	Balance at 9 30 21

1	SBI Investment	$200,000	9/27/2017	3/15/2018	-	200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153	-	-	(19,161)	130,992	-	(90)	(130,902)	-
1	SBI Investment	$187,500	11/14/2017	5/14/2018	-	187,500	-	-	-	187,500	-	-	-	187,500	-	-		187,500	-	-	-	187,500
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	-	-	-		-	-	-	-	-
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-	-	-		-	-	-	-	-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-	-	-		-	-	-	-	-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123	-	-		40,123	-	-	-	40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714	-	-		56,714	-	-	-	56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000	-	-		60,000	-	-	-	60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443	-	-	(25,410)	33	-	(33)	-	-
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019	-	-	25,000	-	(25,000)	-	-	-	-	-	-	-		-	-	-	-	-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870	-	-	(36,170)	21,700	-	-	(11,317)	10,383
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018	-	-	25,000	-	-	25,000	-	-	-	25,000	-	-		25,000	-	-	-	25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000	-	-		105,000	-	-	-	105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000	-	-		115,000	-	-	-	115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720	-	-	(21,444)	111,276	-	-	(111,276)	-
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-	-	-		-	-	-	-	-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500	-	-		64,500	-	-	(64,500)	-
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500	-	-		26,500	-	250	(26,750)	-
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825	-	-		27,825	-	-	-	27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$53,500	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194	-	-		56,194	-	(434)	(55,760)	-
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350	-	-		5,350	-	224	(5,574)	-
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825	-	-		6,825	-	-	-	6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600	-	-	-	-		-	-	-	-	33,600			33,600	-	-	(33,600)	-
30	LG Capital Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600	-	-	-	-		-	-	-	-	33,600			33,600	-	-	-	33,600
31	Adar Alef Omnibus 6th Tranche	$28,875	4/21/21	4/21/22	3,875	-	-	-	-		-	-	-	-	-	-		-	28,875	-	-	28,875
32	SBI Investment	$33,000	4/30/21	5/1/22	3,000	-	-	-	-		-	-	-	-	-	-		-	33,000	-	-	33,000
33	Adar Alef Omnibus 7th Tranche	$28,875	5/4/21	5/4/22	3,875	-	-	-	-		-	-	-	-	-	-		-	28,875	-	-	28,875
34	Adar Alef Omnibus 8th Tranche	$55,125	5/12/21	5/13/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
35	SBI Investment	$44,000	5/17/21	5/17/22	4,000	-	-	-	-		-	-	-	-	-	-		-	44,000	-	-	44,000
36	Adar Alef Omnibus 9th Tranche	$55,125	5/28/21	5/28/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
37	Adar Alef Omnibus 10th Tranche	$55,125	6/9/21	6/10/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
38	SBI Investment	$27,500	6/24/21	6/25/22	2,500	-	-	-	-		-	-	-	-	-	-		-	27,500	-	-	27,500
39	Adar Alef Omnibus 11th Tranche	$55,125	6/25/21	6/26/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
40	Adar Alef Omnibus 12th Tranche	$55,125	7/12/21	7/12/22	50,000	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
41	Adar Alef Omnibus 12th Tranche	$55,125	7/13/21	7/13/22	50,000	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
42	Adar Alef Omnibus 13th Tranche	$66,150	8/3/21	8/3/22	60,000	-	-	-	-		-	-	-	-	-	-		-	66,150	-	-	66,150
43	Adar Alef Omnibus 14th Tranche	$66,150	8/24/21	8/24/22	60,000	-	-	-	-		-	-	-	-	-	-		-	66,150	-	-	66,150
44	Adar Alef Omnibus 14th Tranche	$66,150	9/14/21	9/14/22	60,000	-	-	-	-		-	-	-	-	-	-		-	66,150	-	-	66,150

Convertible note total					531,771	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(102,185)	1,273,107	691,450	(83)	(439,679)	1,524,795

As of December 31, 2019, several notes were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts. As of September 30, 2021 the notes remained in default and due on demand.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default. SBI Investments have notified the company of default during the 2nd quarter on 2021 on their September 2017 convertible note. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of September 30, 2021 and December 31, 2020, the Company recorded a general default reserve of $1,463,120 and $2,278,648, respectively.

In December 2020 and continuing, the Company’s 12 Retail subsidiary has received short term funding from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45 to 60 day intervals for inventory and special orders for customers.

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

On July 12, 2021 the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $5,125. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On July 13, 2021, the Company received $50,000 from Adar Alef, LLC (“Adar”) from a $55,125 convertible promissory note agreement including fees and legal expenses of $5,125. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On August 3, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On August 24, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On September 14, 2021, the Company received $60,000 from Adar Alef, LLC (“Adar”) from a $66,150 convertible promissory note agreement including fees and legal expenses of $6,150. The note is convertible after 181 days at a (i) $0.0035 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

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

The following table present the assumptions used in Black-Scholes Simulation model to determine the fair value of the derivative liabilities as of September 30, 2021:

Derivative Liabilities at June 30, 2021	$6,062,003
Additional new conversion option derivatives	$38,804
Conversion of note derivatives	$(1,382,373)
Change in fair value	$5,371,776
Derivative Liabilities at September 30, 2021	$10,090,212

Derivative Liabilities at December 31, 2020	$23,798,241
Additional new conversion option derivatives	$1,898,748
Conversion of note derivatives	$(20,148,254)
Change in fair value	$4,541,477
Derivative Liabilities at September 30, 2021	$10,090,212

During the three months ended September 30, 2021, the Company recorded new derivative liabilities of $1,898,748 related to the issuance of convertible notes payable and Series D-2 Preferred Stock and converted $20,148,254 in derivative liability to additional paid-in capital due to conversions of notes payable and Series D-2 Preferred Stock into common stock.

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

As of September 30, 2021, the Company had total merchant financing payables of $407,632 with unamortized discounts of $2,754 for net payable of $404,878. As of December 31, 2020, the Company had total merchant financing payables of $412,647 with unamortized discounts of $2,754 for net payable of $409,892.

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

On June 4, 2021, $70,200 of the first round of PPP loans was forgiven by the SBA. During the third quarter, $224,682 of the first and second round PPP loans were also forgiven by the SBA. As a subsequent event, the $192,900 of the PPP loans were also forgiven by the SBA.

NOTE 14 - STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On October 18, 2019, the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. On May 18, 2021 the authorized was increased to 20,000,000,000 shares of common stock.

Preferred Stock

The Preferred Stock may be divided into several number of series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors may increase or decrease (but not below the number of shares such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

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

During the third quarter, Geneva Roth converted the remaining 106,000 series B preferred shares or $106,000 into 387,307,692 common shares.

Also, during the third quarter, on July 27, 2021, the Company issued one additional preferred series C share to the CEO Angelo Ponzetta.

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

During the third quarter of 2021, SBI Investments converted $79,021 of interest and penalties of the outstanding convertible note into 555,714,296 shares of common stock.

During the third quarter of 2021, Adar Alef converted $121,684 of principal and $22,820 of interest of the outstanding convertible note into 2,408,408,833 shares of common stock.

As a subsequent event, during the fourth quarter of 2021, SBI Investments converted $ 72,887 of interest and penalties of the outstanding convertible note into 539,907,556 shares of common stock.

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

Right of Use Asset

In connection with the Bluwire acquisition, the Company recognized a right of use asset of $33,461. The Company used an effective borrowing rate of 13% within the calculation. The lease agreement matures in August 2021. Minimum remaining rental payments in 2021 are $33,461, respectively. As of September 30, 2021, the Company fully amortized the remaining ROU Asset and ROU Liability.

Operating Leases

The Company and its subsidiaries have various short-term leases that mature in 2020.

During the second and third quarters up and until the date of this filing the Company has been making post-Covid moves in closing various historically non-profitable Bluwire locations primarily Denver airport, and one location in JFK international airports, or moving this JFK location inside the terminal, redesigning its signature App for a post Covid world, and renegotiating its minimum base rental commitments for all of its retail stores. In all cases there is a rent moratorium until October 1st, 2020. For the Casino store, we did a soft opening on September 11, 2020 and then closed for a two-week period in November 2019 to hire and train new staff and management. The store reopened in full on November 29, 2020 in time for Cyber Monday. Management continues to monitor the situation in our prime airport locations or Newark and Dulles airports for reopening. Base monthly rent on the Mohegan Sun store was $6,916, plus a percentage rent equal to 8% of the gross sales that exceeds $86,450 per month until January 2021. The lease expires on April 14, 2021. This lease has been renegotiated and taken over by a different subsidiary of the company that was able to fully stock the store with inventory. and management believes that it will be successful eliminating the minimum base rental feature in all of its retail locations before that date.

On August 13, 2020, the Company’s 12 Fashion Group, a division of 12 Retail Corporation, entered into a new office location under a 2-year lease with an option for a third year beginning on August 17, 2020. This new location is 1,600 square feet and caries a base monthly rent of $5,651.30, plus a pro-rated expenses for garbage and utilities of $743. Management believes that this additional space is necessary to manage the consolidation of its fashion brands.

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six months’ notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the three months ended September 30, 2021, the Company paid $208,250 under the contract to which an additional $335,447 was payable as of September 30, 2021. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc.

Legal & Contingencies

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 regarding this claim. To the best of management’s knowledge, Auctus has not taken other actions.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal claims and defenses. The Company and Bellridge have nearly completed negotiations to settle this disputed claim and management expects to resolve this favorably.

●	J&S properties sued the Company regarding a lease for a subsidiary in-the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida. So far all Leider enterprises claims have been denied but litigation in ongoing.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever try to enforce this judgement.

●	PCG Advisory Group (“PAG”) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PAG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

●	George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company may be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2021 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have material subsequent events to disclose as follows:

During the fourth quarter of 2021, SBI Investments converted $72,887of interest and penalties of the outstanding convertible note into 539,907,556 shares of common stock.

During the fourth quarter of 2021, Adar Alef converted $60,350 of principal and $22,820 of interest of the outstanding convertible note into 1,386,173,500 shares of common stock.

As a subsequent event, the $192,900 of the PPP loans were also forgiven by the SBA.

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

Despite constrained funding the Company has made significant development progress during 2021 and is nearly ready to start performing Beta Testing. The Company needs to obtain some additional funding to-be able to test the App, complete development and bring to market. However, management believes that our Social Shopping App May provide a 4th platform that may compete effectively with Google, Facebook, Instagram and Amazon for the mutual benefit of both retailers and consumers! Management believes that our App may quickly grow exponentially once launched and mat generate significant revenue for our shareholder’s benefit. Our own Bluwire retail stores and our own brands led by RuneNYC are planned to be lead examples of the types of marketing retailers can benefit from both in-store and online. We believe our Social Shopping App led by Rune NYC and Bluwire May also generate significantly increased revenue what we believe will be consumers rapid adoption of our shopping platform.

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

Principal subsidiaries

The details of the principal subsidiaries of the Company as of September 30, 2021, are set out as follows (additional consolidation may occur in the future):

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

During 2020 and the first 6 months of 2021 the Company raised $758,150 in new convertible debt and the existing debt holders converted their older debt in the amount of $ 650,464 into 9,122,400,274 shares of common stock. At September 30, 2021 the Company owed $1,317,467 in convertible debt, held a default reserve of $1,463,120 and maintained a derivative liability reserve of $10,090,212.

During 2020 the Company received $294,882 in PPP funds from the SBA under the CARES Act (“ACT:) During this quarter the Company was able to have the SBA forgive $114,980 in accordance with the ACT requirements leavening a PPP balance of $ 343,401 which management believes will also be forgiven under the ACT. After September 30, 2021, the Company was able to have the SBA forgive an additional $166,435 leaving a remaining balance of $58,247 in PPP loans from 2020. In the event that none of these additional PPP loans are not forgiven, then the Company will begin making payments of $2,451 per month. During 2021, the company also received $302,602 in PPP funds. The company will also ask for these funds to be forgiven in accordance with CARES ACT.

Also, during 2020 the Company received $325,300 in EIDL Funds from the SBA. These funds carry a 3.75% annual interest and the Company will begin making aggregate monthly payments of $1,588 over the next 360 months.

On June 4, 2021, $70,200 of the first round of PPP loans was forgiven by the SBA. During the third quarter, $114,980 of the first and second round PPP loans were also forgiven by the SBA. As a subsequent event, the $192,900 of the PPP loans were also forgiven by the SBA.

Results of Operations

Three Months Ended September 30,2021 and 2020.

Revenues

During the three months ended September 30, 2021 our revenue increased to $190,876 from $68,052 for the three months ended September 30, 2020, an increase of $122,824 or 180%, which is primarily the result of new Mohegan Sun store and 12 Fashion Group.

Cost of revenues

During the three months ended September 30, 2021 we incurred costs associated with the delivery of our products in the amount of $101,518, as compared to $33,539 for the comparable period in 2020. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2021 were $365,474, a decrease of $1,309, compared to $366,783 for the three months ended September 30, 2020. This is primarily due to salary for personnel associated with Bluwire stores.

Professional fees

Our professional fees for the three months ended September 30, 2021 increased by $87,848 to $182,027, compared to $94,179 for the three months ended September 30, 2020. Our professional fees include expenses related to our external auditors, legal costs, and consultants.

Other Income and Expense

Our other expenses increased by $12,008,621 to a net other expense of $5,332,852 for the three months ended September 30, 2021 compared to other income of $6,675,769 for the three months ended September 30, 2020. The majority of the increase is due an increase in loss on derivative liability of $12,109,496 and increase in interest expense of $210,646 partially offset by an decrease in general default reserve expense of $303,835. There are three main components of the increase of the 2021 Other Expense category:

1.	There was an increase in loss of derivative liability of $12,109,496 to $5,420,896 from gain of $6,688,600 for the three months ended September 30, 2021, compared to three month ended September 30, 2020.

2.

There was an increase of $210,646 in interest expense to $309,398 from $98,752 for the period ended September 30, 2021 compared to the period September 30, 2020. The increase in interest expense is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

3.	Offset by decrease of $303,835 due to gain in reserve expense to $172,704 from a loss of $131,131 for the period ended September 30, 2021 compared to the period September 30, 2020. The decrease in reserve expense is related to the reserve associated with convertible notes and preferred stock.

Net Loss

For the three months ended September 30, 2021, we incurred of a net loss of $5,801,660 compared to a net gain of $6,180,064 for the three months ended September 30, 2020. This decrease in net loss is primarily the result of the decrease in net other expense.

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

Nine Months Ended September 30, 2021 and 2020

Revenue

During the nine months ended September 30, 2021 our revenue decreased to $511,603 from $590,814, a decrease of $79,211 or 13%, compared to the nine months ended September 30, 2020. The loss of revenues is as a result of the global pandemic due to COVID 19 on our Bluwire subsidiary. Our only open subsidiary is located in the state of Connecticut which fully reopening during the second quarter of 2021 and caused a significant decrease in traffic at the Mohegan Sun. The company has not yet opened our Dulles and Newark locations due to the COVID pandemic. The Company hopes that this behavior will stabilize and that this location will see a more normal level of traffic, notwithstanding any unforeseen changes due to COVID 19 in that state.

Cost of revenue

During the nine months ended September 30, 2021 we incurred costs associated with the delivery of our products in the amount of $317,227, compared to $304,700 for the comparable period in 2020. These expenses are related to costs of manufacturing goods.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2021 were $1,112,822, a decrease of $312,534, compared to $1,425,356 for the nine months ended September 30, 2020. This decrease is primarily due result of impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fees for the nine months ended September 30, 2021 increased by $55,517 to $484,198, compared to $428,681 for the nine months ended September 30, 2020. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending during 2020 and 2021.

Depreciation and amortization

Our depreciation expense for the nine months ended September 30, 2021 were $42,874, a decrease of $221,804 or 84% when, compared to $264,678 for the nine months ended September 30, 2020. Our depreciation and amortization expense include’s intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. The company had fully depreciated most of these assets as of December 31, 2020 and as such there was less fixed assets to depreciate in 2021.

Other Income and Expense

Our other expenses increased by $3,461,568 to a net other expense of $6,059,453 for the nine months ended September 30, 2021 compared to $2,597,885 for the nine months ended September 30, 2020. There are two main components of the increase of the 2021 Other Expense category:

1. A increase in loss on derivative liability of $2,267,517 to loss of $4,590,597 from loss of $2,323,080 which is the result of the calculation of derivative liability using Black-Scholes.

2. The increase in interest expense of $1,754,860. There was an increase in interest expense to $2,090,199 from $335,339 for the period ended September 30, 2021 compared to the period September 30, 2020. This is related to the cost of convertible notes and the cost of convertible preferred stock during the same period.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2021, we incurred of a net loss of $7,504,971 compared to a comprehensive net loss of $4,430,486 for the nine months ended September 30, 2020. This increase in net loss is primarily the result of the increase in net other expense.

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

At September 30, 2021, cash and cash equivalents was $94,529 compared to $11,784 at December 31, 2020.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not generated significant revenue or gross profits adequate to cover operating costs, has negative cash flows from operations, and negative working capital, the Company has included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the period ended September 30, 2021. Our total accumulated stockholders deficit as of September 30, 2021 was approximately $20 million.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies for the period ended September 30, 2021. See Note 3 to the consolidated statements in this Quarterly Report for a complete discussion of our significant accounting policies and estimates.

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

Off-Balance Sheet Transactions

At September 30, 2021 and September 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of September 30, 2021 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2021, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2021, there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

During the ordinary course of business, and as a result of quickly completing multiple acquisitions and the business disruption due to the Covid-19 Pandemic the Company had become involved in some litigation and had some disputed claim. However, subsequent to September 30, 2021 the company has either won all contested claims or settled all disputed claims, lawsuits and contingencies. As of the filing of the Form 10-Q, the Company is no longer involved in any litigation and is unaware of any material, contested or pending claims of any kind

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus Filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed damages totaling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $117,000 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Upon information and belief, management believes that Auctus will at some point re-institute that lawsuit. Management has reserved on its financial statements a sum in excess of $482,000 regarding this claim. To the best of management’s knowledge, Auctus has not taken other actions. .

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. The Company maintains that service of process is defective, and the Company will also assert lack of jurisdiction if any collection effort is ever undertaken among other potential legal cleans and defenses. The Company and Bellridge have nearly completed negotiations to settle this disputed claim and management expects to resolve this favorably.

●	J&S properties sued the Company regarding a lease for a subsidiary in the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. The Company maintains that it was never properly served and has, it believes, substantial defenses that it will raise should J&S properties ever try to enforce the judgment.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs, as well as some ongoing storage costs for RedWire Group equipment. The Company plans to liquidate the equipment and some other assets to pay creditors. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. This was defeated and the Company may be filing for attorney fees, although there are no guarantees the court will award us our attorney fees or other outcomes.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. Bluwire Sun never received any product from this company and is defending this lawsuit in Florida. So far all Leider enterprises claims have been denied but litigation in ongoing.

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. The Company believes it has substantial counterclaims and defenses should Rottenberg ever tries to enforce this judgement.

●	PCG Advisory Group (PSG) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PSG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and named the Company for invoices. The Company never guaranteed obligations for Social Sunday and intends to vigorously defend this lawsuit as meritless.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served, and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary.

Item 1A. Risk Factors

The Company’s investors should consider the risks that could affect its business as set forth in Item 1A, Risk Factors, of its most recent Annual Report on Form 10-K.

The effectiveness of our disclosure controls and procedures and internal control over financial reporting

The Company has a limited number of personnel which may lead to a risk limited controls and procedures. As a result of the aforementioned reason there is a limit on a number of internal controls during our financial reporting process.

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

12 ReTech Corporation

Date: November 19, 2021	By:	/s/ Angelo Ponzetta
Angelo Ponzetta
	Its:	Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Daniele Monteverde
Daniele Monteverde
	Its:	Chief Operating Officer
(Principal Financial Officer)

