Form 10-K
period 2021-12-31
12 Retech Corp
filed 2022-03-31
CIK 1627611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55915

12 ReTech Corporation

(Exact name of registrant as specified in its charter)

Nevada	38-3954047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2828 N. Central Ave, Suite 831, Phoenix, AZ	85004
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” smaller reporting company and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $500,000 as of June 30, 2021, based upon the last reported sales price on that date of $0.0008.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of common stock ($0.00001 par value) outstanding as of March 31, 2022 was 13,250,857,253.

DOCUMENTS INCORPORATED BY REFERENCE: None.

12 RETECH CORPORATION

FOR THE YEAR ENDED

DECEMBER 31, 2021

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

Throughout this Annual Report references to “we”, “our”, “us”, “12 ReTech”, “RETC”, “the Company”, and similar terms refer to 12 ReTech Corporation.

PART I

ITEM 1. BUSINESS

12 ReTech Corporation is primarily a technology company focused on the retail experience, both online and in physical stores, for consumers and smaller merchants.

Our software, both deployed and in development, is designed to allow the smaller merchants to compete effectively with the retail behemoths like Walmart and Amazon, and to attract, retain, and delight consumers both online and in physical stores, without being dependent on Google, Facebook/Instagram, and Amazon.

Our AI Social Shopping platform App, which is currently in development, will allow merchants to connect with consumers directly, and will give merchants tools to protect their brand and lower their marketing costs which will be focused on results not just “looky-loos”.

For consumers, the App allows them to support their favourite local businesses and find new merchants that may be of interest to them, while earning money through their social communications and posts.

The Company has also acquired retail and wholesale operating companies that will allow us to test our tech on real consumers and demonstrate their success for other merchants while earning revenues for the Company.

As an innovative retail technology company that has been built through acquisitions and ideas, we will continue to search for additional synergistic acquisitions that bring incremental revenues and profitability, and access to products that will incentivize both merchants and consumers to quickly adopt our social shopping App.

The Opportunity:

The Company’s technology solutions are designed to benefit from the latest changes in the world-wide Retail market. Global retail sales were projected to be around 26.7 trillion U.S. dollars by 2022, up from approximately 23.6 trillion U.S. dollars in 2018. The retail industry encompasses the entire journey of a good or service. This typically starts with the manufacturing of a product, and ends with said product being purchased by a consumer from a retailer. Retail establishments come in many forms such as grocery stores, restaurants, and bookstores.

As a result of globalization and trade agreements between various markets and countries, many retailers are capable of doing business on a global scale. Many of the world’s leading retailers are American companies; Walmart, Amazon, The Kroger Co., Costco, and Target are examples of such American retailers with global reaches, with Walmart being the largest. The success of U.S. retailers can also be seen through their performance in online retail; the U.S. domestic market is lucrative and it is one in which many companies compete.

Our AI Social Shopping platform App is designed to allow smaller merchants to compete directly with these major retail chains without being dependent on “advertising” through competitors like Amazon, Facebook/Instagram, and Google, who ALL have their own shopping solutions.

We were contactless before it was cool!™ In 2018, we launched our 12 Sconti App in Europe which, among other things, allowed subscribed consumers to receive offers from participating nearby retailers, and make purchases right from their smart phone, then walk into the retailer and pick up their goods, just by showing their QR code. The lessons we learned from 12 Sconti are being applied to our new social shopping app, which is now in development.

The company, unlike many others, has weathered the Global storm caused by the Covid-19 Pandemic, and is poised to take advantage of the return to normalcy that is currently occurring in most markets, and assist smaller merchants through their recovery with our AI Social Shopping platform App to attract customers back to their businesses.

Our Acquisition Strategy:

The Company targets for acquisition those synergistic companies that provide immediate revenue and the potential for growth in revenue and earnings, and/or may provide entries to license or sell our software and technology to other businesses and consumer brands, and/or will provide support services to our existing operations. Therefore, we target acquisitions that can benefit from our technology platform and expertise to grow their operations, brands that can give us entry into other businesses, and other companies that can provide support for our brands and technologies.

We now target for acquisition those companies with at least $3 million in annual sales, and that have existing management teams which complement our own. We will also acquire smaller companies that, when added to our own, allow us to leverage our existing operations without significantly increasing our costs. Other candidates would be companies with existing software complimentary to our technology subsidiary, or companies where we can demonstrate the effectiveness of our technology. We are, of course, always looking to acquire larger companies or brands. In fact, we are still in talks with larger entities, but these are our minimum requirements.

Our Technology Rollout Strategy:

Our subsidiary 12 Tech has, through subsidiaries 12 Japan and 12 Hong Kong, already deployed and tested our existing USXS software applications at ITOYA LTD in Japan. Using the knowledge that we gained from that real-world experience, and adapting it to the post COVID-19 reality, we have begun to demonstrate some of our solutions in the United States of America.

During 2022, as the U.S. beings to re-open, we plan to deploy our technology in our own retail stores. By demonstrating the lift that our technology provides, we will then use our relationships that have been developed from our fashion brands to approach other businesses with these results, in order to license the software to them. However, until we launch our new social shopping app with features to allow users to interact with our screens, our existing technology will not be very effective as we believe that post-Covid, most consumers will be reluctant to touch a public touch-screen.

In the fourth quarter of 2022, we plan to announce and launch our new consumer-based AI Social Shopping platform App, to which any consumer-based business can subscribe, in order to reach and interact with consumers easily in fun and innovative ways, and especially contactless.

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

- On July 31, 2017, the Company acquired all the outstanding equity of 12 Japan, Ltd. (“12JP”), which became a wholly owned subsidiary. Pursuant to the Share Exchange Agreement, the Company acquired One Hundred One Thousand (101,000) shares of 12JP, representing 100% of the issued and outstanding equity of 12JP, from the 12JP shareholders in exchange for; i) Five Million (5,000,000) shares of its Common Stock; and, (ii) Five Hundred Thousand (500,000) shares of its Series A Preferred Stock. As required in the Share Exchange Agreement and concurrently with closing, the Company cancelled Five million (5,000,000) shares of its common stock and five hundred thousand (500,000) shares of the Company’s Series A preferred stock beneficially owned by the Company’s majority stockholder, which were returned to the Company’s treasury.

- On September 17, 2017, the Company formed 12 Retail Corporation, an Arizona corporation, to be a holding company for its operating companies in retail and fashion.

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

- On March 12, 2018, The Company, through its subsidiary 12 Retail, acquired 100% of the equity in E-motion Apparel, Inc, a California corporation, pursuant to a Share Exchange Agreement, which itself owns four other microbrands that target specific niche markets: Lexi-Luu Dancewear, Punkz Gear, Cleo VII and Skipjack Dive & Dance Wear. This company, now located in Salt Lake City, Utah, operates its own production and fulfillment facility that management believes can be utilized by all of the Company’s future microbrand acquisitions as a competitive advantage to quickly produce, market, sell and deliver many smaller quantities of garments, keeping online sales channels fresh.

- On March 14, 2018, upon the written consent of the majority of shareholder votes eligible to vote as of March 14, 2018, the Company increased its common authorized shares from Five Hundred Million (500,000,000) shares to One Billion (1,000,000,000) shares of common stock.

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

- On March 8, 2019, the Company increased its authorized shares of common stock from one billion (1,000,000,000) shares to eight billion (8,000,000,000) shares pursuant to the effectiveness of its filed Form 14C.

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

- Beginning in the third quarter 2019 continuing in 2020, the Company began to consolidate and streamline its operations. The first step, on September 30, 2019, the Company foreclosed on its liens on E-motion Apparel Inc., taking possession of assets and brands and returning E-motion Apparel, Inc. equity to the Seller. This action resulted in the Company recognizing other income of $511,489 which is discussed in further detail in the Notes of this filing.

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

- On May 18, 2021, the Company filed its required filings with the State of Nevada and became current and increased its authorized common shares from 8,000,000,000 to 20,000,000,000 common shares.

- In May 2021, advisory board member, Richard Berman invested $50,000 in exchange for preferred shares with the option to invest a further $100,000 over the next few months.

- On June 4, 2021, $70,200 of the first round of PPP loans was forgiven by the SBA.

- During July 2021, $166,435 of the first and second round PPP loans were also forgiven by the SBA.

- On July 27, 2021, the Company issued one additional preferred series C share to the CEO Angelo Ponzetta.

- In August 2021, $58,247 of the first and second round PPP loans were also forgiven by the SBA.

- In October 2021, the $192,900 of the second round PPP loans were also forgiven by the SBA.

- In December 2021, the $109,702 of the second round PPP loans were also forgiven by the SBA.

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

The Company commenced limited operations in June of 2017, with the acquisition of 12 Hong Kong, Ltd. The Company then acquired 12 Japan, Ltd in August 2017, followed by 12 Europe A.G. in October 2017. 12 Japan, Ltd brought a small portion of revenue, insufficient to fund operations, while 12 Europe A.G. brought no revenue and was subsequently closed on August 20, 2019. Throughout 2019, we made four acquisitions including Red Wire Group, Rune, Bluwire, and Social Sunday, which together brought significant revenue but not enough profit to offset the costs of being public and developing and launching our core technology initiative. Therefore, we have limited operating history on which to make an investment decision. Accordingly, the Company has a limited operating history and the business strategy, while promising, may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition, and results of operations. Through December 31, 2021, the Company’s business has not shown a profit in operations and has generated little revenues. There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

Our accompanying financial statements have been prepared assuming that we will continue as a “going concern.” As discussed in Note 2 to the Company’s December 31, 2021 consolidated financial statements, we had little revenues, have minimal business operations, have recurring losses and have negative working capital and a stockholders’ deficit. These issues raise substantial doubt about our ability to continue as a “going concern.” Our ability to stay in business will, in part, depend on our ability to raise additional funding or continue to make brand acquisitions. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

The effects of the worldwide pandemic on our business have not been fully determined at this time. Since March 16, 2020, the world was affected by a pandemic virus called COVID-19, and all our businesses were affected by closures and/or reductions in volume. Businesses around the world were closed, as well as airports and casinos, and consumers were told to shelter at home. The long-term effect of this on the psyche of consumers and the worldwide economy are unknown. Their short- and long-term effects on our business is undetermined at the time of this report.

Risks to our businesses related to COVID-19

The ongoing systemic challenges of the retail and restaurant industries due to changes in consumer habits, online and with mobile Apps, have been further exacerbated and accelerated due to 2020 and continued into 2021 COVID-19 pandemic. The business closures mandated by government agencies around the world, coupled by governmental stay at home orders and consumer fears of infection, may forever significantly change consumer behavior in unforeseen ways. While these challenges provide significant opportunity to market and sell our new technologies as well as our fashion products, at this stage it may be difficult to predict the trend of overall consumer behavior.

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

Another impact of COVID-19 on our operations, are that our vendors are operating at reduced capacity or have closed, which could impact our flow of inventory or raw materials for an indeterminate amount of time until such time as those vendors can be replaced or resume operations at full capacity.

We may face challenges rehiring some or all of the workforce that was laid off due to COVID-19 and may have to recruit and hire replacement employees in the future for our businesses. As a result, management expects to face additional costs to get back our operations at full capacity.

For more information about our response to COVID-19, see our specific COVID-19 disclosures.

Our operating results may be substantially different than that which management projects. The creditworthiness of our customers, changes in the availability of capital due to a downturn in the economy, undue regulation and legal uncertainties, all of which would increase our cash requirements which may materially and adversely affect our business, results of operations and financial condition.

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

Our business may be adversely affected by changes in domestic economic conditions, including inflation or deflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our customer accounts. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect customer accounts, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers. If we experience bad debts or slow paying customers in significant quantities, our cash flow will be limited and our ability to pay our own obligations will be questionable. As a small business these issues will affect us more than our larger competitors putting financial strain on our business and threatening our survival, particularly since we have limited capital to rely on to overcome cash flow issues of slow paying customers. If our customers are unable to pay or pay slowly it may materially and adversely affect our business, results of operations and financial condition.

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

Extending credit in this environment where our technology or fashion group operate will be difficult, and we may suffer losses because of it. These risks may impede our ability to prosper.

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

We will need to integrate the acquired businesses back-office accounting into our own systems in order to successfully continue to execute our SEC mandated reporting duties. Failing to do so is a risk to our ongoing SEC fully reporting status.

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

ITEM 2. PROPERTIES

As of the date of the filing of this report, the Company leases numerous stores, facilities, and offices for the conduct of its business operations. Set forth below is a summary of the Company’s current leased properties:

-12 ReTech Corporate - Leases under 200 square feet of office space at 420 Lexington Avenue Suite 1200 New York City, N.Y. 10170 USA for a monthly fee of $2,095. The Lease provides conference room space on an hourly fee basis and is month to month. In addition, 12 ReTech has access to office and conference room space on an at needed basis at 2828 N. Central Ave, Suite 831, Phoenix, AZ 85004.

-12 Retail Corporation- has access to office space and conference facilities at 2828 N Central Avenue, Suite 831 Phoenix, Arizona 85004 that it shares with its parent 12 ReTech Corporation for a use fee as needed. 12 Retail Corporation also operates a variety of facilities through its two divisions of approximately 9,366 square feet for a base monthly rental costs of $51,452. 12 Retail Corporation operates a 3,663 square foot retail location in the Mohegan Sun Casino at a rental cost of $6,916 minimum rent will expire in August, 2023. Management intends to extend this relief based on the current traffic in the Casino. It also maintains the following facilities detailed below:

●

12 Fashion Group, Inc. leased approximately 1700 square feet in Long Island City for a Base monthly rental costs of $4,500 per month.

12 Fashion Group, Inc. leased approximately 1510 square feet in Long Island City for a Base monthly rental costs of $4,620 per month.

Mohegan Sun -3,663 square foot lease with Mohegan Tribal Gaming. Base monthly rent is $6,916, plus a percentage rent equal to 8% of the gross sales that exceeds $86,450 per month until January 2021. Lease expires on August, 2023. This lease has been renegotiated and taken over by a different subsidiary of the company that was able to fully stock the store with inventory

●	Bluwire Group, LLC leased approximately 2,493 square Feet for a Base monthly rental costs of $35,416, which is detailed below:

○	Bluwire Denver- Had three Kiosk locations, 2002K which is 120 Square feet, 2014B 34 Square feet, 4008B 34 square feet. Base monthly rent was $20,960. Two of the kiosks were closed permanently on November 1, 2019. The remaining kiosk was closed permanently effective February 1, 2020.

○	Bluwire Dulles A and B –Space A is number 32 which is 877 square feet and Space B number 59A which is 593 square feet. Base monthly rent is $20,333. Lease is scheduled to expire November 2020. The cancellation has been held in abeyance due to the Covid-19 Pandemic until we are ready to open.

○	Bluwire JFK –Space 23S.C. which is 320 Square feet. We have a 6-year lease that expires April 30, 2020. Base monthly rent was $10,600 per month. This lease has not been renewed. However, we have been in talks with the landlord to lease different space that would be more advantageous to the Company without endangering the locations run by our royalty stores.

○	Bluwire Newark –Space 20 which is 515 square feet. Base monthly rent was $15,083 plus 15% of gross sales exceeding $100,000 in any given month. Lease agreement is month to month agreement. This location is in abeyance due to the Covid-19 pandemic and the Company has plans to re-open in the third quarter 2022 at which time management believes that the longer term lease will be based solely on a percentage of sales.

During the year ended December 31, 2021, the Company permanently shuttered the following facilities to consolidate revenue and decrease expenses (not counted above):

●	In July 2021, the Company closed one its 12 Fashion Group facilities located in Ogden , Utah, eliminating 200 square feet and monthly rent of $1,000.

●	In December 2021 the Company moved out of its 12 Fashion Group 1500 square Feet in NYC eliminating $5,700 per month in rent expense.

ITEM 3. LEGAL PROCEEDINGS

During the ordinary course of the Company’s business, it may become involved in litigation, the following sets forth all material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which heir property is the subject::

Claims and Litigation:

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of approximately $40,000. Auctus claimed it had the right to convert all or a portion of the debt into publicly traded shares and asserted damages totalling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $120,375 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Auctus had moved to restore the suit to the Court’s active docket. The Court denied the request but said it would entertain a claim based on diversity of citizenship. 12 ReTech has heard nothing more regarding this case, but the possibility of claims remains. In addition, to the claims for $482,000, claims for interest, attorney’s fees, and costs could add substantially to the liability.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. A judgment was obtained against 12 ReTech Corp. on October 14, 2020 in the amount of $217,195.74, plus 24% accrued interest, from March 21, 2019. The matter has settled, and a satisfaction of judgment has been filed. 12 ReTech is waiting on a determination from Bellridge whether the satisfaction of judgment must be recorded because of the potential of a judgment lien.

●	J&S Properties sued the Company regarding a lease for a subsidiary in the State of Utah that was never guaranteed by the Company and obtained a default judgement in Salt Lake County. A default judgment was obtained against 12 ReTech Corp. on February 7, 2020 in the total of $54,124.10, plus attorneys’ fees and costs in the amount of $10,230.10. The Company does not believe it was ever served and believes it has it has substantial defences that it intends to raise if and when J&S tries to domesticate the judgment either in Arizona or Nevada.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case is ongoing. The Company has funded the initial costs. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. The cause of action is for Breach of Contract, Account Stated, Unjust Enrichment, Goods Sold and Quantum Meruit. The amount of the claim is for approximately $38,000, plus attorneys’ fees and costs. Bluwire Sun, LLC and 12 ReTech Corp. allege they did not order the goods supposedly sold to them and they did not receive or accept delivery of any of the goods in the state of Florida

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. A judgment was obtained against 12 ReTech Corp. on August 13, 2020 in the amount of $16,975,29. The Company believes it has substantial counterclaims and defenses should Rottenberg ever try to enforce this judgement.

●	PCG Advisory Group (“PAG”) obtained a default judgement of $63,350 in New York against the Company because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PAG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and named the Company for invoices. 12 ReTech acquired a controlling interest in Social Decay, LLC d/b/a Social Sunday after the time frame of the claimed invoices. 12 ReTech only got notice of this claim on June 1, 2021, and intends to contest on the grounds of service of process and lack of liability for Social Decay’s debts. We have no record of ever guaranteeing payment, assuming the obligations or in any way obligating 12 ReTech for Social Decay’s bills. A default has been entered. A judgment “prove up” will come next. Plaintiff’s complaint says its damages are $41,667.18 and it requests additional attorneys’ fees and costs. 12 ReTech’s lawyers have withdrawn and a hearing is set for March 10, 2022 to determine whether to deem admitted certain requests to admit filed by Plaintiff. 12 ReTech will contest any collection efforts outside the State of California on the grounds that it does no business there.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary

●

George Sharpe, In May 2021 sued the Company in Nevada to try to obtain custodianship of the Company. The judge in this matter has ruled against the Plaintiff and in favor of 12 ReTech. There may be further proceedings involving Plaintiff’s claims and 12 ReTech Corp.’s claims for costs and attorneys’ fees. This matter has been resolved.

Montoya v. Lexi-Luu Designs, in the State of Arizona, Maricopa County Superior Court. 12 ReTech Corp. was not named on the summons but was served with the complaint. Montoya is suing Lexi-Luu Designs which was formed in 2018 for claims against another company. A Motion to Dismiss the lawsuit was denied. The claims asserted date from 2016, over two years before Lexi-Luu Designs was organized. Plaintiff has not moved the case along.

Momentum CFO (“Momentum”) was the contract accounting back-office service used by Social Decay, LLC. Social Decay, LLC had an outstanding balance with Momentum. As stated previously, 12 ReTech purchased the 100% membership interests of Social Decay, LLC, however, the debts of Social Decay, LLC were never assumed by 12 ReTech Corporation in any purchase contract or otherwise. As previously mentioned, the seller of Social Decay, LLC was contracted to remain on and run the business, but instead quit and abandoned the business, and the company has been closed since then. 12 ReTech could possibly make claims for counterclaims or attorneys’ fees but nothing is presently pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink under the symbol “RETC.”

Holders of Common Stock

As of March 1, 2022, the closing price for the Company’s common stock on OTC Markets was $0.0002 per share. We had over 1,900 stockholders of record of the 13,250,857,253 shares outstanding.

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

ITEM 6. RESERVED.

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

Company

12 ReTech Corporation is primarily a technology company focused on the retail experience, both online and in physical stores, for consumers and smaller merchants.

Our software, both deployed and in development, is designed to allow the smaller merchants to compete effectively with the retail behemoths like Walmart and Amazon, and to attract, retain, and delight consumers both online and in physical stores, without being dependent on Google, Facebook/Instagram, and Amazon.

Our AI Social Shopping platform App, which is currently in development, will allow merchants to connect with consumers directly, and will give merchants tools to protect their brand and lower their marketing costs, which will be focused on results not just “looky-loos”.

For consumers, the App allows them to support their favorite local businesses and find new merchants that may be of interest to them, while earning money through their social communications and posts.

The Company has also acquired retail and wholesale operating companies that will allow us to test our tech on real consumers and demonstrate their success for other merchants while earning revenues for the Company.

As an innovative retail technology company that has been built through acquisitions and ideas, we intend to continue to search for additional synergistic acquisitions that bring incremental revenues and profitability, and access to products that will incentivize both merchants and consumers to quickly adopt our social shopping App.

Principal subsidiaries as December 31, 2021.

The details of the principal subsidiaries of the Company as of December 31, 2021, are set out as follows (additional consolidation may occur in the future):

Name of Company	Place of Incorporation	Date of Incorporation	Acquisition Date	Attributable Equity Interest %	Business
12 Retail Corporation (“12 Retail”)	Arizona, USA	Sept. 18, 2017	Formed by 12 ReTech Corporation	100%	Includes the operations of Bluwire Group, LLC (acquired October 1, 2019), and its subsidiaries and as its own operations
12 Tech Inc.	Arizona, USA	Dec 26,2019	Formed by 12 Retech	100%	Includes the operations and Intellectual Properties of 12 Japan Limited (acquired July 31, 2017), 12 Hong Kong Limited) acquired July 31, 2017), and 12 Europe AG (acquired October 26, 2017, now defunct), and its own operations.
12 Fashion Group Inc.	Arizona, USA	June 26, 2020	Formed by 12 Retech	100%	Includes the operations of Red Wire Group, LLC (acquired February 19, 2019, now defunct), Rune NYC, LLC (acquired March 14, 2019), and Social Decay, LLC dba Social Sunday (acquired November 01, 2019) and other brands

12 Retail Corporation, a subsidiary of 12 ReTech Corporation, operates its own retail store and manages two main subsidiaries each of which have multiple subsidiaries: 12 Fashion Group, Inc and Bluwire Group, LLC.

12 Fashion Group Inc, A subsidiary of 12 Retail Corporation, has the following subsidiaries;

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

As of the end of November 30, 2019, we closed the factory in Utah, while 12 Fashion Group retained the customers by completing the orders in process. We were able to produce the products through 3rd party factories in New York City and Los Angeles for less than it cost us to produce the products in our own factory in Salt Lake City, Utah. On March 6, 2020, the company filed a Chapter 11 Bankruptcy filing in Phoenix Arizona. This filing allowed us to sell the equipment we no longer needed, pay off the secured creditors, and shed all of Red Wire’s debt from our balance sheet. The bankruptcy was discharged on or about September 2020, and all debts were extinguished. During 2021, there has been no change in the bankruptcy proceedings. 12 Fashion Group continues to service those customers acquired as well as obtaining new accounts by marketing under the d/b/a Red Wire Designs.

-	One March 14, 2019 we acquired Rune NYC, LLC. (“Rune”) a New York Corporation pursuant to a Share Exchange Agreement whereby the Company exchanged with the members of Rune (the “Members”), representing 92.5% of the membership interests, and the members agreed to tender their interests to the Corporation, and the Corporation closed out the tender offer period and the Exchange Agreement became effective. Accordingly, pursuant to the terms of the Exchange Agreement, at closing the Company acquired 92.5% of the membership interests of Rune in exchange for 82,588 shares of the Corporation’s Series D-5 Preferred Stock with a stated value of $4.00 per share. Rune’s operations continued uninterrupted in New York City following the closing and retained key employees as the leading part of 12 Fashion Group.

-	On November 20, 2019 Social Decay, LLC d/b/a Social Sunday, (“Social”) a New Jersey Limited liability company, was acquired by the Company pursuant to a share exchange agreement whereby the Company exchanged the Company’s 30,000 D-6 Shares for 100% of the total outstanding equity of Social and the member of Social (the “Member”). That Member was retained by the Company, but subsequent to the year end on April 15, 2020, she resigned and as a consequence, forfeited the additional 12,000 D-6 Shares held in escrow as a performance incentive. The D-6 shares have a face value of $5.00 per share, and are convertible into the Company’s common shares. Subsequent to year end in March 2020, Social’s print factory was closed in part due to the COVID-19 Pandemic. Social’s products are marketing and manufactured by the staff of 12 Fashion Group.

21

-

Bluwire Group, LLC. On October 1, 2019 the Company acquired the retailer with 11 airport terminal locations and one casino location under an equity exchange agreement. Under the terms of the Agreement, the Company issued to the Sellers 500,000 Series A Preferred Shares in exchange for 51% of the equity in Bluwire Group, LLC and its subsidiaries (“Bluwire”). The Sellers retained 30% of Bluwire and 19% is reserved for 12 months for potential equity investors into Bluwire. Any of that equity not used to raise capital for Bluwire over that period would be divided equally between the Company and the Sellers. No capital was raised for Bluwire, and this 19% was issued to 12 ReTech Corporation.

-	12 Tech, Inc. An Arizona corporation, is a subsidiary of 12 ReTech Corporation, and has a number of subsidiaries (“12Tech”). On December 26, 2019, the Company formed 12Tech to spearhead the Company’s software technology development and to focus more effort on the largest retail market in the world: the United States of America. The Company then closed or consolidated under 12Tech all its other software technology companies and maintains the following three subsidiaries:

-	12 Hong Kong, Ltd., a corporation organized in the special economic region of Hong Kong is a subsidiary of 12 Tech, Inc. On June 27, 2017 the Company acquired 12 Hong Kong, Ltd. in a share exchange transaction. Originally this is the Company that managed all the Company’s proprietary and licensed technology that is utilized and sold by the other subsidiaries. With the formation of 12Tech, that role is now being managed by 12Tech. Today, 12 HK operates as a subsidiary of 12Tech and serves as the marketing and sales hub for Asia, particularly the Chinese market and now services our customers in Japan, formerly managed by 12 Japan Ltd.

-	12 Japan, LTD. Organized in Japan and is a subsidiary of 12 Tech, Inc. After the initial acquisition of 12 Hong Kong, LTD during 2017 and the first half of 2018, the Company made several acquisitions including 12 Japan, LTD. Subsequent to this acquisition, the Company took steps to consolidate the assets and streamline operations that effectively by the end the 3rd quarter 2019, this Company no longer functions as independent subsidiary. In the third quarter of 2019 the Company closed the offices of 12 Japan, and its flagship customer ITOYA and the revenue generated will be serviced and managed by 12 Hong Kong.

-	12 Europe, A.G. 12 Europe A.G. was acquired in 2017, and underperformed. In the third quarter 2019, it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G. were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G. bankruptcy filing except for certain social benefit payments still owed approximately $35K by the Company. Therefore, this subsidiary is no longer in existence.

Business and Operations

12 ReTech Corporation is a Technology company that is creating software that management believes will create new platforms and tools for smaller retailers to compete with major companies like Amazon and Walmart and delight consumers. To better understand the entire retail environment, the Company has acquired operating companies that sell direct to consumers online and in physical stores as well as to other retailers. Management believes, in addition to providing current revenue to the Company, these acquisitions will provide entry to other retailers for the sale and or licensing of our technology solutions.

From an operating perspective, 12 ReTech Corporation is a holding company with three main operating companies that themselves may now and/or in the future own other subsidiaries. They are: 12 Retail Corporation which now operates our casino stores and subsidiaries Bluwire Group, LLC; 12 Fashion Group, Inc, that operates our fashion brands and wholesale manufacturing brands; and 12 Tech Inc that designs and develops our retail software.

The Company has earned money from four different revenue streams (in declining order): Retail Sales, Wholesale and Online sales of Fashion products, Royalty Payments for 3rd party licensing of the Bluwire name, and technology sales.

Effects on us of the Covid-19 Pandemic

The time span starting in 2020 and continuing into 2021 was a unusual period in that at nearly at the same time, the entire world was in the grip of the Covid-19 pandemic, with unprecedented closings of businesses, a virtual cessation of most business and personal travel, and lockdown and stay at home orders. As a Company centered around retail, and which derives the most significant portion of its revenue from retail stores in airports and casinos, we were hit particularly hard. In retail, the 1st quarter of every year is the slowest revenue quarter of any year, and even before that first quarter ended, all of our retail stores were closed due to the pandemic. Only the casino store was able to be re-opened in mid-December 2020 to lackluster sales. Supply chains were interrupted, and it became difficult to re-stock our retail store for the holiday season which also delayed its re-opening to mid-December, after an aborted restart in September. The supply chain problems also delayed the receipt of fabric and other products needed by our Fashion Group as they began to re-emerge from under the pandemic closures. Our fashion group, being based-in NYC, was closed for many months and only reopened in July to produce masks. All of the stores our fashion group sold to were also closed. Our technology division, 12 Tech Inc, was also hard hit. Not only were retailers closed and conserving cash like we were, but it became apparent that consumers would no longer interact with public touchscreens, which was the cornerstone of our technology. In other words, our technology was made obsolete in the blink of an eye.

The Company managed survival during the pandemic by squirreling cash and obtaining PPP and or EIDL loans from the SBA. We attempted to retain all of our key employees utilizing these funds, but by June 2021 most have found other jobs once the PPP money ran out. This presents challenges for our airport stores’ re-openings, as it is a long process to get employees certified (“badged”) to work in airports. This will further slow our re-openings during 2022. We also renegotiated various leases and commitments to make us more streamlined and efficient as we re-open and expand. In Japan, we renegotiated out licensing arrangement with ITOYA whereby they managed more of the day-to-day software for a smaller fee, and we eliminated virtually all of our costs there. We also learned that the App we had developed there was strongly used by Japanese consumers of ITOYA. and we could re-develop it for the U.S. market. This process is well on the way, and management believes will create the next great shopping platform.

For more information about our existing technology please visit our website at www.12retech.com.

Financing and Convertible Debt

During the period June 2017 until July 2021, the Company financed most of its operations, acquisitions, and technology through convertible debt. The issue with convertible debt is the dilution that our shareholders experienced as these debt holders converted their debt to common stock and then sold that common stock into the market.

During 2020 and 2021, the Company raised $956,600 in new convertible debt and the existing debt holders converted their older debt in the amount of $ 943,896 into 9,122,400,274 shares of common stock. At December 31, 2021 the Company owed $1,353,447 in convertible debt, held a default reserve of $1,364,204 and maintained a derivative liability reserve of $6,758,937.

During 2020, the Company received $294,882 in PPP funds from the SBA under the CARES Act (“ACT”) During June 2021, the Company was able to have the SBA forgive $70,200 in accordance with the ACT requirements. During the third quarter of 2021, the Company was able to have the SBA forgive the remaining $224,682, thereby all of the first round PPP funds have been forgiven.

During 2021, the company also received $302,602 in PPP funds. The company also asked for these funds to be forgiven in accordance with CARES ACT, and during the fourth quarter, $302,602 of these loans were forgiven by the SBA.

Also, during 2020 the Company received $325,300 in EIDL Funds from the SBA. These funds carry a 3.75% annual interest, and the Company will begin making aggregate monthly payments of $1,588 over the next 360 months.

YEAR ENDED December 31, 2021 COMPARED TO THE YEAR ENDED December 31, 2020

Amounts reflected in our financial statements are accounted for under common control accounting (see footnotes).

Revenues

During the year ended December 31, 2021 our revenues decreased to $ 660,206 from $721,312 in the prior comparable year. This represents a decrease of $61,106 or 8%, which is primarily the result of the continued global pandemic due to COVID 19 on our Bluwire subsidiary and 12 Fashion Group subsidiary during 2021. The government forced the closure of all our store locations on March 16, 2020, and in 2021, we have not yet been able to re-open the remaining Bluwire subsidiary locations following this closure. When allowed, the company was able to re-open only one of our store locations in December 2020. We hope to open additional store locations in the near future.

Cost of revenues

During the twelve months ended December 31, 2021 we incurred Cost of Revenues associated with the delivery of our products in the amount of $394,394, as compared to $385,236 for the comparable period in 2020. These expenses are related to costs of delivering goods. In 2021, our Cost of Revenues as a percentage of Revenues was 60% as compared to 53% in the prior comparable period. The slightly higher cost of revenues as a percentage of Revenues in 2021 is mainly the result of increased costs associated with purchases of inventory and production materials due to COVID 19.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2021 were $1,447,357, a significant decrease of $315,499 or 18% when compared to $1,762,856 for the year ended December 31, 2020. The decrease is a result of impact due to COVID 19 and forced closure of operations during many months.

Professional fees

Our professional fee expenses for the year ended December 31, 2021 were $744,112 an increase of $60,861 or 9% when, compared to $683,251 for the year ended December 31, 2020. Our professional fees include expenses related to our external auditors, legal costs, and consultants. In order to preserve our subsidiaries operations, the company conserved on spending from the period of closure on March 16, 2020 until December 31, 2021.

Depreciation and amortization

Our depreciation expenses for the year ended December 31, 2021 were $42,600, a decrease of $396,669 or 90% when compared to $439,269 for the year ended December 31, 2020. Our depreciation and amortization expense includes intangibles and leasehold improvements added October 1, 2019 as part of the Bluwire acquisition. However, these assets were fully depreciated by March 2021.

Other Expense

Our Other Expenses decreased by $16,099,158 or 83% to $3,292,641 for the year ended December 31, 2021 compared to $19,391,799 for the year ended December 31, 2020. There are four main components of the increase of the 2021 Other Expense category:

1.	A significant decrease in the loss of change in derivative liability to $1,792,072 for the year ended December 31, 2021 compared to $18,860,260 for twelve months ended December 31, 2020, resulting in a decrease of $17,068,188 which is the result of the calculation of derivative liability using Black-Scholes.

2.	An increase in other income to $598,809 for the year ended December 31, 2021 compared to $431,937 for twelve months ended December 31, 2020. Other income was primarily the result of the PPP loans being forgiven during 2021.

3.	An increase in general default reserve expense of for the year ended December 31, 2021 to $429,048, compared to gain of $491,897 as of December 31, 2020.

4.	A significant increase in interest expense of $2,056,847 to $2,528,426 as of December 31, 2021 compared to $471,579 for the ended December 31, 2020.

See these components described in further detail below.

Other Income

An increase in other income to $598,809 for the year ended December 31, 2021 compared to $431,937 for twelve months ended December 31, 2020. During 2020 the Company received $294,882 in PPP funds from the SBA under the CARES Act (“ACT”). By September 30, 2021, the Company was able to have the SBA forgive $294,882 of first round PPP loans from 2021. During 2021, the company also received $302,602 in PPP funds. During the third and fourth quarter of 2021, the $302,602 of the second round PPP loans which were also forgiven by the SBA. This represents the majority of the other income recognized by the company in 2021.

Interest Expense

There was an increase in interest expense of $2,056,847 to $2,528,426 as of December 31, 2021 compared to $471,579 for the period ended December 31, 2020. The increase in interest expenses is primarily related to increase in convertible notes’ convertible preferred stock during the same period, as well as a significant increase in interest expense associated with the additional derivative liability and for the general default reserve.

Change in Derivative Liability

There was a gain as a result of the change of derivative liability of $1,792,072 as of December 31, 2021 compared to gain of $18,860,260 for the period ended December 31, 2020. The reason for the change was because of a change in the calculation method from Lattice model to Black-Scholes model.

General Reserve Expense

The company recognized a general default reserve gain of for the year ended December 31, 2021 of $429,048 compared to a general default expense of $491,897 as of December 31, 2020. On July 25, 2019 the Company was served with a lawsuit from Auctus Fund, LLC (“Auctus”). Since 2019 and thereafter, management calculated a default reserve which represents the additional amount management would have to pay out to all note holders in the event of the default. Management quantified what this amount would be which includes additional premiums, additional accrued interest and default accrued interest in 2019 and 2020 and updated these calculations in 2021. The total reserve quantified by management amounted to $1,364,204 and $2,278,648 as of December 31, 2021 and 2020.

Net Income

During the year ended December 31, 2021, we incurred a net loss of $5,260,898 compared to a net loss of $21,941,099 for the year ended December 31, 2020. The decreased loss is primarily the result of the increase in the change in derivative liability.

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

Operating expenses for the Company have been paid from revenue as well as from the issuance of debt-equity and preferred stock subscriptions. At December 31, 2021 the Company had a deficit in working capital (current liabilities in excess of current assets) of $14,794,099. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2021, amounts owed to stockholders totalled $386,773. At December 31, 2020, the Company had a deficit in working capital (current liabilities in excess of current assets) of $31,490,395. A portion of this working capital deficit has been financed loans from stockholders. As of December 31, 2020, amounts owed to stockholders totalled $383,753. The decrease in working capital deficit when compared to December 31, 2020 was principally due to a decrease derivative liabilities and offset to a lesser extent, increase in accounts payable.

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

On March 18, 2020, the Company entered into a back-end promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $33,600. The consideration to the Company was $30,000 with $3,600 of legal fees. As a subsequent event, on March 25, 2020, the Company entered into a back end promissory note agreement with LG Capital, LLC (“LG”) for loans totalling $33,600. The consideration to the Company was $30,000 with $3,600 of legal fees. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On March 5, 2020, the Company’s Bluwire subsidiary entered into a second future receivable purchase agreement with Reliant Funding and received $83,000. This agreement provides for payment over 6 months and carries a fee of $3,000. This obligation is not convertible under any terms into Company stock. This agreement has been in forbearance since April 2021, and the Company pays $10 per week until the Bluwire store at Newark international airport is re-opened.

In the future, we will need to generate sufficient revenues from operations in order to eliminate or reduce the need to sell additional stock or obtain additional loans. However, there can be no assurance we will be successful in raising the necessary funds to execute our high growth business plan.

As of December 31, 2021, the Cash and Cash Equivalents balance was $12,786 compared to December 31, 2020, the Cash and Cash Equivalents balance was $11,784.

During the year ended December 31, 2021, the current liabilities decreased by $16,759,204 when compared to December 31, 2020. The primary reason for the decrease was the decrease in derivative liabilities of $17,039,303 to $6,758,937 offset by increase in accounts payable of $980,012 to $4,167,604 as of December 31, 2021 compared to $23,798,240 in derivative liabilities and $3,187,592 in accounts payable as of December 31, 2020. Due to Covid 19 pandemic, the company tried to preserve operations and obtained extended terms from most of its creditors.

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

Impact of COVID-19

Like most other business in the United States, our businesses have been severely impacted by the COVID-19 Pandemic.In 2020, our main operating subsidiaries were severely impacted by the US Government’s business shutdowns and stay at home orders related to COVID-19. We derive most of our revenue from our 12 Retail Corporation, which is itself composed of two Operating units: 12 Fashion Group and Bluwire Group, LLC.

In response to the President’s “stay at home” orders, on March 16, 2020, we promptly laid off almost all of our 12 Fashion Group employees and contractors. 12 Fashion Group retained three employee/contractors and focused on producing and selling of washable reusable masks, both wholesale and direct to consumer online. With the continued impact of COVID 19, 12 Fashion Group has not hired any additional employees and is maintaining it revenue channels despite the significant impact on the environment.

Our Bluwire retail stores in Newark airport, Dallas airport, and JFK international airport were temporarily closed on or about March 17, 2020. Our Casino location was temporarily closed on or about March 17, 2020 when the Mohegan Sun Casino itself was closed. We laid off all of our Bluwire employee/contractors except two members of the headquarters staff who continued to source innovative products for our stores when they re-open, some of which will be uniquely desired by consumers due to changing buying habits due to COVID-19. During 2021, the Company has not yet been able to reopen these locations.

The financial effects of these closures are reflected in the Management Discussion and Analysis.

The Cares Act and the Payroll Protection Program SBA Loans (PPP Loans).

The Company has applied for PPP Loans for all of its U.S. operating Companies, and is in the process of analyzing if it would qualify for similar governmental assistance for its reduced operating unit in Japan (12 Japan Ltd). The Company has qualified and received for an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans for its operating companies. On June 4, 2021, $70,200 of the first round of PPP loans was forgiven by the SBA. During the third quarter of 2021, an additional $224,682 of the first and second round PPP loans were also forgiven by the SBA. During the fourth quarter, an additional $302,602 in the PPP loans were also forgiven by the SBA.

These funds were used to re-hire previously laid off personnel where appropriate and hire new personal that management believes better fits the post COVID-19 shut-down environment. The Company hired personnel that helps the operating units generate revenues in a more contactless environment and to create changes to our cutting-edge retail software to help our stores and well as other retailers attract consumers in this new environment.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. Since we have not yet generated significant revenue, we have negative cash flows from operations, and negative working capital we have included a reference to the substantial doubt about our ability to continue as a going concern in connection with our consolidated financial statements for the year ended December 31, 2021. Our total accumulated deficit at December 31, 2021 was $49,709,916 compared to $$44,475,900 as of December 31, 2020.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, and expenses and the disclosure of contingent assets and liabilities. We use assumptions that we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. We believe there have been no significant changes in accounting policies during the year ended December 31, 2021. See Note 3 to the consolidated statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12 RETECH CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of 12 ReTech Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 12 ReTech Corporation as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022

12 ReTech Corporation

Consolidated Balance Sheets

(audited)

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$12,786	$11,784
Accounts receivable	11,637	3,108
Inventory	104,153	177,172
Prepaid expenses	13,500	12,920
Total Current Assets	142,076	204,984

Fixed assets, net	45,627	88,228
ROU Asset	355,882	52,671
Other Assets	89,000	-
Security deposit	231,310	241,250
TOTAL ASSETS	$863,895	$587,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$4,167,604	$3,187,592
Due to stockholders	386,773	383,753
Related Party Notes payable, net of discounts	31,000	31,000
Notes payables, net of discounts	-	35,000
Convertible notes payable, net of discounts	1,212,926	1,268,647
Derivative liabilities	6,758,937	23,798,240
General default reserve	1,364,204	2,278,648
Lease liability	179,349	52,671
Bank loans	249,937	249,937
Merchant cash advances, net of discounts	585,446	409,892
Total Current Liabilities	14,936,175	31,695,379

Lease Liability	176,533
SBA EIDL Loans	325,099	620,182
Total Long-Term Liabilities	501,632	620,182

Total Liabilities	$15,437,807	$32,315,561

Commitments and Contingencies
Series B Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $1.00 stated value; 0 shares and 170,400 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Liquidation preference $0.	-	170,400
Series D-1 Preferred Stock, 500,000 shares designated; $0.00001 par value $2.00 stated value; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020. Liquidation preference $0	-	-
Series D-2 Preferred Stock, 2,500,000 shares designated; $0.00001 par value, $2.00 stated value; 754,410 shares and 912,368 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Liquidation preference $1,508,820	2,218,653	2,607,162
Series D-3 Preferred Stock, 500,000 shares designated; $0.00001 par value $5.00 stated value; 54,840 shares issued and outstanding at December 31, 2021 and December 31, 2020. Liquidation preference $274,234	274,234	274,234

Stockholders’ Deficit:
Preferred stock: 50,000,000 authorized; $0.00001 par value:
Series A Preferred Stock, 10,000,000 shares designated; $0.00001 par value; 9,429,525 and 9,197,566 shares issued and outstanding at December 31, 2021 and December 31, 2020	95	93
Series C Preferred Stock, 2 shares designated; $0.00001 par value; 2 shares issued and outstanding at December 30, 2021 and December 31, 2020	2	1
Series D-5 Preferred Stock, 1,000,000 shares designated; $0.00001 par value, $4.00 stated value; 128,494 shares and 128,494 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	513,976	513,976
Series D-6 Preferred Stock, 1,000,000 shares designated; $0.00001 par value $5.00 stated value; 92,680 shares issued and outstanding at December 31, 2021 and 104,680 as of December 31, 2020.	463,400	523,400
Common stock: 20,000,000,000 authorized, $0.00001 par value; 12,862,508,315 and 1,177,103,618 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	128,625	11,768
Additional paid-in capital	32,202,280	9,282,228
Minority interest	(661,179)	(634,297)
Accumulated other comprehensive income	(4,082)	(1,493)
Accumulated deficit	(49,709,916)	(44,475,900)
Total Stockholders’ Deficit	(17,066,799)	(34,780,224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$863,895	$587,133

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Consolidated Statements of Operations

(audited)

	Twelve Months Ended
	December 31,
	2021	2020

Revenues	$660,206	$721,312
Cost of revenue	394,394	385,236
Gross Profit	265,812	336,076

Operating Expenses
General and administrative	$1,447,357	$1,762,856
Professional fees	744,112	683,251
Depreciation	42,600	439,269
Total Operating Expenses	2,234,069	2,885,376

Operating Income (Loss)	(1,968,257)	(2,549,300)

Other Expense
Other income	$598,809	$431,937
Reserve Expense	429,048	(491,897)
Interest expense	(2,528,426)	(471,579)
Gain/ (loss) on derivative liability	(1,792,072)	(18,860,260)
Net Other Income (Expense)	(3,292,641)	(19,391,799)

Net Gain (Loss)	$(5,260,898)	$(21,941,099)

Other comprehensive income- foreign currency translation adjustment	(2,589)	962

Comprehensive Gain (Loss)	$(5,263,487)	$(21,940,137)

Minority Interest	$(26,882)	$(221,544)

Net Gain (Loss) to 12 ReTech Corporation	(5,236,605)	(21,718,593)

Net Gain (Loss) Per Common Share: Basic and Diluted	$(0.00)	$(0.03)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	7,139,048,844	641,140,917

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech

Statement of Stockholders Deficit

Twelve months ended December 31, 2021 and 2020

(audited)

	Series A Preferred Stock		Series C Preferred Stock		Series D-5 Preferred Stock		Series D-6 Preferred Stock		Common Stock		Additional Paid-in	Minority	Other Comprehensive	Accumulated	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Capital	Interest	Income	Deficit	Deficit

Balance - December 31, 2019	9,183,816	$92	1	$1	128,494	$513,976	104,680	$523,400	36,935,303	$369	$8,341,811	$(412,753)	$(2,455)	$(22,756,345)	$(13,791,905)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	786,026,210	7,850.00	111,124	-	-	-	118,974
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	355,142,105	3,550	42,448	-	-	-	45,998
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	13,750	-	-	-	-	-	-	-	-	-	5,051	-	-	-	5,051
Preferred shares issued for compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	-	781,793	-	-	-	781,793
Net loss	-	-	-	-	-	-	-	-	-	-	-	(221,543)	962	(21,719,555)	(21,940,137)

Balance December 31, 2020	9,197,566	$92	1	$1	128,494	$513,976	104,680	$523,400	1,177,103,618	$11,768	$9,282,228	$(634,296)	$(1,493)	$(44,475,900)	$(34,780,224)

Balance December 31, 2020	9,197,566	$92	1	$1	128,494	$513,976	104,680	$523,400	1,177,103,618	$11,768	$9,282,228	$(634,296)	$(1,493)	$(44,475,900)	$(34,780,224)

Common stock issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	-	-	9,545,231,620	95,452	965,664	-	-	-	1,061,117
Common stock issued for Preferred Shares conversion	-	-	-	-	-	-	-	-	2,140,173,077	21,403	1,163,247	-	-	-	1,184,650
Series D-2 shares exchanged for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred shares issued for Cash	27,500	1	-	-	-	-	-	-	-	-	59,999	-	-	-	60,001
Preferred shares cancelled	-	-	-	-	-	-	(12,000)	(60,000)	-	-	-	-	-	-	(60,000)
Preferred shares issued for compensation	204,459	2	1	1	-	-	-	-	-	-	(15)	-	-	-	(12)
Relief of derivative through conversion and issuance of preferred stock derivatives	-	-	-	-	-	-	-	-	-	-	20,170,988	-	-	-	20,170,989
Dividends	-	-	-	-	-	-	-	-	-	-	560,170	-	-	-	560,170
Net loss	-	-	-	-	-	-	-	-	-	-	-	(26,883)	(2,589)	(5,234,016)	(5,263,487)

Balance December 31, 2021	9,429,525	$95	2	$2	128,494	$513,976	92,680	$463,400	12,862,508,315	$128,625	$32,202,280	$(661,179)	$(4,082)	$(49,709,916)	$(17,066,799)

The accompanying notes are an integral part of these consolidated financial statements

12 ReTech Corporation

Condensed Consolidated Statement of Cash Flows

(audited)

	Twelve Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,260,898)		$(21,941,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,600		439,269
Increase in notes payable and Series D-2 for defaults	-		491,897
Excess fair market value of common shares over liabilities settled	-		-
Accrual of dividends on preferred stock	-		41,243
Change in fair value of derivative liability	1,669,945		-
Gain/loss on derivative liability and additional interest expense recorded on issuance	1,774,217		18,860,260
Loss on exchange and issuance of preferred stock	-		109,080
Amortization of debt discount	342,738		4,460
Preferred stock dividends	27,420		-
Stock compensation	1,585		-
Right of use lease	(176,533)		-
Accounts receivable	(8,529)		128,497
Prepaid Expenses	(580)		(5,320)
Inventory	73,019		64,815
Other current assets	-		179,100
Accounts payable and accrued liabilities	978,709		1,020,096
Lease liability	-		(1,508)
Net Cash Provided By (Used in) Operating Activities	$(536,307)		$(609,210)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-		399
Cash received from acquisition	-		-
Cash paid on acquisition	-		-
Software development costs	(88,999)		(180,426)
Security deposit	9,940		-
Net Cash Used in Investing Activities	$(79,059)		$(180,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from stockholders	3,021		(338)
Proceeds from convertible notes payable and notes payable	637,875		80,000
Proceeds from Preferred Series Stock	190,001		5,000
Preferred Series Stock Cancelled	(60,000)
Repayments of related party notes payable	(35,000)		-
Proceeds from PPP and SBA loans	(295,083)		620,182
Payments on merchant financing	175,554		(62,937)
Proceeds from bank loans	-		16,687
Net Cash Provided by Financing Activities	616,368		658,593

Effect of Exchange Rate Changes on Cash and Cash Equivalents -	-		(962)

Net decrease in cash and cash equivalents	1,002		(130,644)
Cash and cash equivalents, beginning of period	11,784		118,860
Cash and cash equivalents, end of period	$12,786		11,784

Supplemental cash flow information
Cash paid for interest	$-	$
Cash paid for taxes	$-	$

Non-cash transactions:
Discounts on convertible notes payable	$220,889		$-
Conversions of convertible notes payable, accrued interest and derivatives	$21,230,520		$120,300
Conversion preferred stock into common stock	$1,184,559		$-
Reduction of APIC related to derivative recorded on Preferred stock in equity	$-		$428,735
Conversion of Series B and D-2 preferred stock to common stock	$-		$45,300

The accompanying notes are an integral part of these consolidated financial statements

12 RETECH CORPORATION

Notes to the Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS

12 ReTech Corporation is primarily a technology company focused on the retail experience, both online and in physical stores, for consumers and smaller merchants.

Our software, both deployed and in development, is designed to allow the smaller merchants to compete effectively with the retail behemoths like Walmart and Amazon, and to attract, retain, and delight consumers both online and in physical stores, without being dependent on Google, Facebook/Instagram, and Amazon.

Our AI Social Shopping platform App, which is currently in development, will allow merchants to connect with consumers directly, and will give merchants tools to protect their brand and lower their marketing costs which will be focused on results not just “looky-loos”.

For consumers, the App allows them to support their favorite local businesses and find new merchants that may be of interest to them, while earning money through their social communications and posts.

The Company has also acquired retail and wholesale operating companies that will allow us to test our tech on real consumers and demonstrate their success for other merchants while earning revenues for the Company.

As an innovative retail technology company that has been built through acquisitions and ideas, we will continue to search for additional synergistic acquisitions that bring incremental revenues and profitability, and access to products that will incentivize both merchants and consumers to quickly adopt our social shopping App.

The Company’s technology solutions are designed to benefit from the latest changes in the world-wide Retail market. Global retail sales were projected to be around 26.7 trillion U.S. dollars by 2022, up from approximately 23.6 trillion U.S. dollars in 2018. The retail industry encompasses the entire journey of a good or service. This typically starts with the manufacturing of a product, and ends with said product being purchased by a consumer from a retailer. Retail establishments come in many forms such as grocery stores, restaurants, and bookstores.

As a result of globalization and trade agreements between various markets and countries, many retailers are capable of doing business on a global scale. Many of the world’s leading retailers are American companies; Walmart, Amazon, The Kroger Co., Costco, and Target are examples of such American retailers with global reaches, with Walmart being the largest. The success of U.S. retailers can also be seen through their performance in online retail; the U.S. domestic market is lucrative and it is one in which many companies compete.

Our AI Social Shopping platform App is designed to allow smaller merchants to compete directly with these major retail chains without being dependent on “advertising” through competitors like Amazon, Facebook/Instagram, and Google, who ALL have their own shopping solutions.

We were contactless before it was cool!™ In 2018, we launched our 12 Sconti App in Europe which, among other things, allowed subscribed consumers to receive offers from participating nearby retailers, and make purchases right from their smart phone, then walk into the retailer and pick up their goods, just by showing their QR code. The lessons we learned from 12 Sconti are being applied to our new social shopping app, which is now in development.

The company, unlike many others, has weathered the Global storm caused by the Covid-19 Pandemic, and is poised to take advantage of the return to normalcy that is currently occurring in most markets, and assist smaller merchants through their recovery with our AI Social Shopping platform App to attract customers back to their businesses.

The Company targets for acquisition those synergistic companies that provide immediate revenue and the potential for growth in revenue and earnings, and/or may provide entries to license or sell our software and technology to other businesses and consumer brands, and/or will provide support services to our existing operations. Therefore, we target acquisitions that can benefit from our technology platform and expertise to grow their operations, brands that can give us entry into other businesses, and other companies that can provide support for our brands and technologies.

We now target for acquisition those companies with at least $3 million in annual sales, and that have existing management teams which complement our own. We will also acquire smaller companies that, when added to our own, allow us to leverage our existing operations without significantly increasing our costs. Other candidates would be companies with existing software complimentary to our technology subsidiary, or companies where we can demonstrate the effectiveness of our technology. We are, of course, always looking to acquire larger companies or brands. In fact, we are still in talks with larger entities, but these are our minimum requirements.

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company has incurred losses totalling $49,709,916 since inception, has not yet generated significant revenue from its operations, and will require additional funds to maintain our operations. As of December 31, 2021, the Company had a working capital deficit of $14,794,099. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders, the issuance of debt securities and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $12,786 and $11,784 in cash and cash equivalents as at December 31, 2021 and 2020, respectively.

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

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. As of December 31, 2021 and 2020, the Company did not have an allowance for doubtful accounts.

Inventory

Inventories, are primarily accounted for using the first-in-first-out (“FIFO”) method and are valued at the lower of cost or market value. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future market needs. Items determined to be obsolete are reserved for. As of December 31, 2021, all inventory on hand is pursuant to our Bluwire and Rune acquisitions (see Note 4).

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

Software Development Costs

Under ASC 350-40, capitalized costs related to the software under development are treated as an asset until the development is completed and the software is available for licensure under a software-as-a-service (“SaaS”) arrangement. Periodically, management reviews its capitalized costs to determine if they are properly valued or should be impaired

Goodwill

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

The Company performs impairment testing for goodwill using a three-step approach. Step “zero” of the annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. An entity may choose to perform the qualitative assessment on none, some, or all of its reporting units, or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step “one” of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than it’s carrying value, the quantitative impairment test is required. Step “one” of the quantitative impairment test compares the net assets of the of the relevant reporting entity to its carrying value. Step “two” of the quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.

As of December 31, 2020 and 2021, the company had fully amortized all remaining long-term assets and intellectual property during 2020. As a result, there were no longer any assets to impair as of December 31, 2020 and 2021.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. At December 31, 2021 and 2020, the Company recognized a full valuation allowance against the recorded deferred tax assets.

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

Diluted earnings per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s earnings subject to anti-dilution limitations. In a period in which the Company has a net loss, all potentially dilutive securities are excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact. For the years ended December 31, 2021 and 2020, potentially dilutive common shares consist of common stock issuable upon the conversion of convertible notes payable, Series A Preferred Stock, Series B Preferred Stock, Series D-2 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock and Series D-6 Preferred Stock (using the if converted method). All potentially dilutive securities were excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

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

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the condensed consolidated financial statements. During the years ended December 31, 2021 and 2020, the Company’s only component of comprehensive income was foreign currency translation adjustments.

Contingencies

The Company follows ASC 450-20, “Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no loss contingencies as of December 31, 2021 and 2020.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company evaluated the effects of adopting ASU 2016-02 on its consolidated financial statements and determined the amount of lease assets and liabilities which was associated with the Bluwire leases. As such, the company recognized a lease asset of $355,882 and short- term lease liability of $179,349 and long- term lease liability of $176,533 in 2021. The company recognized a lease asset of $52,671 and short- term lease liability of $52,671and long- term lease liability of zero in 2020.The other leases do not have significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

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

The results of RWG for 2020 is consolidated along with the revenues of the other 12 Retail subsidiaries. On March 6, 2020, Red Wire Group filed for bankruptcy under Chapter 11 subsection V, and the case is ongoing. The Company has funded the initial costs. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The Red Wire Group assets have been liquidated and the Company’s expects the case to be closed by the Trustee in the future.

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

The results of Rune for 2021 and 2020 are consolidated along with the revenues of the other 12 Retail subsidiaries.

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

The results of Bluwire for 2021 and 2020 are consolidated along with the revenues of the other 12 Retail subsidiaries.

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

The results of Social Sunday for 2021 and 2020 is consolidated along with the revenues of the other 12 Retail subsidiaries.

Acquisition – Other

The Company acquired these entities to expand their retail operations. In addition, the goodwill in connection with these acquisitions is not expected to be deductible for tax purposes. Intangibles are amortized over their expected life from one to five years.

Dispositions

12 Europe, A.G.

12 Europe A.G. which was acquired in 2017, has underperformed against expectation. In the third quarter 2019 it was determined by management that the costs of continuing to support the expenses of an independent 12 Europe A.G., were unsupportable. Therefore, the Company reaffirmed its previous master representation agreement between 12 Hong Kong, LTD and Coppola, AG so that the software customers in Europe can continue to be supported, and then closed its operations in Europe. On August 20, 2019, the Company had successfully discharged all of its debts associated with 12 Europe A.G., as part of the completion of the 12 Europe A.G. bankruptcy filing, except for certain social benefit payments still owed approximately $35,000 by the Company. Therefore, this subsidiary is no longer in existence. Management does not consider this closure as a condition for discontinued operations as master representation agreement between 12 Europe has now been transferred to 12 Hong Kong and Coppola AG. As such, the software customer in Europe will continue to be supported. The total discharged accounts payable totaled $445,244 and were offset to other income.

The Company determined that the disposition of 12 Europe A.G. did not meet the criteria for discontinued operations reporting.

NOTE 5 – PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Prepaid expense	$13,500	$-
Other current assets	$89,000	12,920
	$102,500	$12,920

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020

Office equipment	$280,966	$280,966
Furniture and equipment	58,118	58,118
Computer	13,704	13,704
Technical equipment	27,492	27,492
Intellectual Property	78,506	78,506
Machinery		-
	458,786	458,786
Less: accumulated depreciation	(413,158)	(370,557)
Equipment	$45,627	$88,228

Depreciation and amortization for the years ended December 31, 2021 and 2020 amounted to $42,600 and $439,269, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020

Accounts payable	$1,750,308	$1,356,812
Accrued expenses	1,661,313	1,241,850
Accrued Salaries	139,300	139,300
Accrued board of director fees	270,000	150,000
Accrued interest	346,683	299,631
	$4,167,604	$3,187,592

NOTE 8 - DUE TO STOCKHOLDERS

Due to stockholders at December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
Daniel Monteverde	-	-
Angelo Ponzetta	14,237	11,217
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	200,000
	$386,773	$383,753

In connection with the Bluwire acquisition, the Company assumed liabilities to Bluwire’s members, Christopher Burden and Maurice Ojeda, totaling $372,536. The amounts do not incur interest and are due on demand. See Note 8 for additional information.

As of December 31, 2021 and 2020, accounts payable and accrued liabilities included salaries of $139,300 and $139,300, respectively, and accrued board of director fees of $270,000 and $150,000, respectively.

NOTE 9 – RELATED PARTY NOTES PAYABLE

On October 3, 2019, Bluwire inaccurately posted a promissory note to a related party $300,000 and it accrued interest of $15,000 in 2019 when it should have been posted to equity. During 2020, the Company converted this note into equity, and accordingly reclassed $300,000 into additional paid-in capital.

As of December 31, 2021 and 2020, there were two demand notes outstanding totalling $31,000.

NOTE 10 – NOTES PAYABLE

On December 21, 2020 the company issued a note payable to a private investor for $35,000 in exchange for cash. As of December 31, 2021 there were no longer any notes payable outstanding.

NOTE 11 – SBA AND PPP LOANS

On March 27, 2020, the Federal Government of the United States of America passed the Cares Act allowing companies access to quality SBA Payroll Protection Loans (PPP). These loans provide for certain funding based on previous employment which in part may be forgivable under certain conditions. The remaining portion needs to be repaid over 2 years with a 6-month moratorium on payments and carry a 1% annual interest rate. These loans require no collateral nor personal guarantees. During the period from May 5, 2020 to May 22, 2021, the Company’s subsidiaries quality and received an aggregate of $294,882 in 2020 and $302,602 in 2021 in PPP loans. During 2021, all first round and second round of PPP loans were forgiven by SBA.

In August 2020, two of the Company’s subsidiaries qualified for the United States Small Business Administration (“SBA”) Economic Industry Disaster Loans (“EIDL”) and the Company received $325,300 under the program. These loans are unsecured, have no personal guaranty, carry a 3.75% annual interest rate with aggregate monthly payments of 13 months after receipt of funds. Management has used these funds to retain key personnel, pay regulatory fees, rent, begin work on a new website for Bluwire, make progress on their retail APP, and acquire product to re-open one of its Bluwire Stores.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
Dated September 15, 2017	$16,152	$318,492
Dated April 25, 2018	40,123	40,123
Dated September 21, 2018	56,714	56,714
Dated October 18, 2018	60,000	60,000
Dated November 28, 2018	-	33
Dated November 28, 2018	10,383	21,700
Dated November 29, 2018	25,000	25,000
Dated December 13, 2018	105,000	105,000
Dated January 15, 2019	115,000	115,000
Dated February 7, 2019	-	111,276
Dated February 19, 2019	-	64,500
Dated February 19, 2019	55,125	55,125
Dated March 13, 2019	55,125	55,125
Dated May 14, 2019	-	26,500
Dated May 17, 2019	27,825	27,825
Dated August 1, 2019	-	56,194
Dated August 7, 2019	55,125	55,125
Dated October 3, 2019	-	5,350
Dated October 25, 2019	6,825	6,825
Dated March 19, 2020	-	33,600
Dated March 25, 2020	33,600	33,600
Dated April 21, 2021	28,875	-
Dated April 30, 2021	33,000	-
Dated May 4, 2021	28,875	-
Dated May 12, 2021	55,125	-
Dated May 17, 2021	44,000	-
Dated May 28, 2021	55,125	-
Dated June 9, 2021	55,125	-
Dated June 24, 2021	27,500	-
Dated June 25, 2021	55,125	-
Dated July 12, 2021	55,125	-
Dated July 13, 2021	55,125	-
Dated August 3, 2021	66,150	-
Dated August 24, 2021	66,150	-
Dated September 14, 2021	66,150
Total convertible notes payable	1,353,447	1,273,107

Less: Unamortized debt discount	(140,522)	(4,460)

Total convertible notes	1,212,926	1,268,647

Less: current portion of convertible notes	1,212,926	1,268,647
Long-term convertible notes	$-	$-

On April 21, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $28,875. The consideration to the Company is $25,000 with $3,875 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On May 4, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $28,875. The consideration to the Company is $25,000 with $3,875 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On May 12, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On May 28, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On June 9, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

On June 25, 2021 the Company entered into a promissory note agreement with Adar Alef, LLC (“Adar”) for loans totalling $55,125. The consideration to the Company is $50,000 with $5,125 legal fees and OID. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

During the second quarter 2021, beginning on April 30, 2021 and ending June 24, 2021 the Company received a series of additional loans from SBI Investments under the original convertible note agreement dated November 14, 2017 totalling $104,500 in exchange for $95,000 in cash. The note is convertible after 181 days at a (i) $0.0075 ceiling or (ii) 60% of the lowest trading price over the past twenty trading days prior to the conversion date.

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

During the years ended December 31, 2021 and 2020, the Company recognized interest expense of $2,528,426 and $471,579, respectively, which represented the amortization of original issue discounts and debt discounts. As of December 31, 2020, As of December 31, 2021 and , the unamortized debt discount of $140,522 and $4,460 are related to the new convertible notes issued in 2021 and 2020.

During the year ended December 31, 2021, the Company converted principal and unpaid accrued interest totaling $730,658 into an aggregate of 9,815,281,620 shares of common stock. During the year ended December 31, 2020, the Company converted principal and unpaid accrued interest totalling $120,300 into an aggregate of 785,026,210 shares of common stock.

The Company has twenty-one (28) outstanding convertible notes as of December 31, 2021 with a total outstanding principal of $1,353,447. The 2020 notes matured in September 2020. The 2021 notes mature between April and September 2022. These notes carry an interest rate ranging between 8% and 12% per annum. The notes carry original issue discounts ranging between 10% to 25% of the face value of each note.

The notes may be converted into shares of the Company’s common stock at any time on or after the occurrence of an event of default. The conversion prices of the notes included in the conversion price shall be: 60% multiplied by the lowest trading price during the 30 trading days period ending, in holder’s sole discretion on each conversion, on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date.

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

The following table is a rollforward of activity, by each noteholder, for the years ended December 31, 2021 and 2020:

	Loan Holder	Principal Amount	Date	Maturity	OID & Financing Costs	Balance at 12 31 17	Additions	Payments	Conversion	Balance at 12 31 18	Additions	Payments	Conversion	Balance at 12 31 19	Additions	Payments	Conversion	Balance at 12 31 20	Additions	Payments	Conversion	Balance at 12 31 21

1	SBI Investment	$200,000	9/27/2017	3/15/2018	-	200,000	75,000	(25,000)	(93,150)	156,850	-	-	(6,697)	150,153	-	-	(19,161)	130,992	-	(90)	(37,125)	-
1	SBI Investment	$187,500	11/14/2017	5/14/2018	-	187,500	-	-	-	187,500	-	-	-	187,500	-	-		187,500	-	-	(171,348)	16,152
2	LG Capital Funding, LLC	$185,292	12/8/2017	6/8/2018	17,646	92,646	92,646	-	(133,032)	52,260	-	-	(52,260)	-	-	-		-	-	-	-	-
3	Cerberus Finance Group Ltd	$185,292	12/12/2017	6/8/2018	17,646	92,646	92,646	(25,000)	(53,183)	107,109	-	(99,684)	(7,425)	-	-	-		-	-	-	-	-
4	Eagle Equities LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
5	Adar Capital LLC	$50,000	3/15/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
6	Bellridge Capital LP	$60,000	5/17/2018	5/17/2019	10,000	-	60,000	-	(44,000)	16,000	-	-	(16,000)	-	-	-		-	-	-	-	-
7	Auctus	$100,000	4/27/2018	4/25/2019	10,000	-	100,000	-	(59,877)	40,123	-	-	-	40,123	-	-		40,123	-	-	-	40,123
8	Bellridge Capital LP	$60,000	9/17/2018	3/15/2019	10,000	-	60,000	-	-	60,000	-	-	(3,286)	56,714	-	-		56,714	-	-	-	56,714
9	Eagles Equity	$50,000	9/21/2018	3/15/2019	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
10	Adar Bay	$50,000	10/4/2018	10/4/2018	2,500	-	50,000	-	(50,000)	-	-	-	-	-	-	-		-	-	-	-	-
11	Bellridge Capital LP	$60,000	10/18/2018	10/18/2019	10,000	-	60,000	-	-	60,000	-	-	-	60,000	-	-		60,000	-	-	-	60,000
12	Adar Alef Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(39,057)	25,443	-	-	(25,410)	33	-	(33)	-	-
13	Adar Alef Debt Purchase	$25,000	11/28/2018	11/29/2019	-	-	25,000	-	(25,000)	-	-	-	-	-	-	-		-	-	-	-	-
14	LG Capital Omnibus	$64,500	11/28/2018	11/29/2019	4,125	-	64,500	-	-	64,500	-	-	(6,630)	57,870	-	-	(36,170)	21,700	-	-	(11,317)	10,383
15	LG Capital Debt Purchase	$25,000	11/29/2018	11/29/2018	-	-	25,000	-	-	25,000	-	-	-	25,000	-	-		25,000	-	-	-	25,000
16	LG Capital Omnibus	$105,000	12/13/2018	12/14/2019	5,000	-	105,000	-	-	105,000	-	-	-	105,000	-	-		105,000	-	-	-	105,000
17	LG Capital Omnibus	$115,000	1/15/2019	1/15/2020	5,750	-	-	-	-		115,000	-	-	115,000	-	-		115,000	-	-	-	115,000
18	Adar Alef Omnibus	$132,720	2/7/2019	2/7/2020	6,000	-	-	-	-		132,720	-	-	132,720	-	-	(21,444)	111,276	-	-	(111,276)	-
19	Adar Alef Debt Note	$108,055	2/7/2019	2/7/2019	8,371	-	-	-	-		108,055	-	(108,056)	-	-	-		-	-	-	-	-
20	Adar Alef Omnibus	$64,500	2/19/2019	2/19/2020	4,125	-	-	-	-		64,500	-	-	64,500	-	-		64,500	-	-	(64,500)	-
21	LG Capital Omnibus	$55,125	2/19/2019	2/19/2020	2,500	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
22	LG Capital Omnibus	$55,125	3/13/2019	3/13/2020	2,500	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
23	Adar Alef Omnibus #2 Back End	$26,500	5/14/2019	2/20/2020	1,500	-	-	-	-		26,500	-	-	26,500	-	-		26,500	-	250	(26,750)	-
24	LG Capital Omnibus #5	$27,825	5/17/2019	5/15/2020	2,825	-	-	-	-		27,825	-	-	27,825	-	-		27,825	-	-	-	27,825
25	Adar Alef Omnibus #2 BE 3rd Tranche	$53,500	8/1/2019	2/7/2020	50,000	-	-	-	-		56,194	-	-	56,194	-	-		56,194	-	(434)	(55,760)	-
26	LG Capital Omnibus #7	$55,125	8/6/2019	2/7/2020	50,000	-	-	-	-		55,125	-	-	55,125	-	-		55,125	-	-	-	55,125
27	Adar Alef Omnibus #2 BE 4th Tranche	$5,350	10/3/2019	2/7/2020	5,000	-	-	-	-		5,350	-	-	5,350	-	-		5,350	-	224	(5,574)	-
28	LG Capital Omnibus #8	$6,825	10/25/2019	10/26/2020	5,000	-	-	-	-		6,825	-	-	6,825	-	-		6,825	-	-	-	6,825
29	Adar Alef Omnibus # 5th Tranche	$33,600	3/19/2020	9/19/2020	3,600	-	-	-	-		-	-	-	-	33,600			33,600	-	-	(33,600)	-
30	LG Capital Funding, LLC	$33,600	3/25/2020	9/20/2020	3,600	-	-	-	-		-	-	-	-	33,600			33,600	-	-	-	33,600
31	Adar Alef Omnibus 6th Tranche	$28,875	4/21/21	4/21/22	3,875	-	-	-	-		-	-	-	-	-	-		-	28,875	-	-	28,875
32	SBI Investment	$33,000	4/30/21	5/1/22	3,000	-	-	-	-		-	-	-	-	-	-		-	33,000	-	-	33,000
33	Adar Alef Omnibus 7th Tranche	$28,875	5/4/21	5/4/22	3,875	-	-	-	-		-	-	-	-	-	-		-	28,875	-	-	28,875
34	Adar Alef Omnibus 8th Tranche	$55,125	5/12/21	5/13/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
35	SBI Investment	$44,000	5/17/21	5/17/22	4,000	-	-	-	-		-	-	-	-	-	-		-	44,000	-	-	44,000
36	Adar Alef Omnibus 9th Tranche	$55,125	5/28/21	5/28/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
37	Adar Alef Omnibus 10th Tranche	$55,125	6/9/21	6/10/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
38	SBI Investment	$27,500	6/24/21	6/25/22	2,500	-	-	-	-		-	-	-	-	-	-		-	27,500	-	-	27,500
39	Adar Alef Omnibus 11th Tranche	$55,125	6/25/21	6/26/22	5,125	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
40	Adar Alef Omnibus 12th Tranche	$55,125	7/12/21	7/12/22	50,000	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
41	Adar Alef Omnibus 12th Tranche	$55,125	7/13/21	7/13/22	50,000	-	-	-	-		-	-	-	-	-	-		-	55,125	-	-	55,125
42	Adar Alef Omnibus 13th Tranche	$66,150	8/3/21	8/3/22	60,000	-	-	-	-		-	-	-	-	-	-		-	66,150	-	-	66,150
43	Adar Alef Omnibus 14th Tranche	$66,150	8/24/21	8/24/22	60,000	-	-	-	-		-	-	-	-	-	-		-	66,150	-	-	66,150
44	Adar Alef Omnibus 14th Tranche	$66,150	9/14/21	9/14/22	60,000	-	-	-	-		-	-	-	-	-	-		-	66,150	-	-	66,150
	Convertible note total				531,771	572,792	1,024,292	(50,000)	(608,242)	938,842	708,344	(99,684)	(239,411)	1,308,092	67,200	-	(102,185)	1,273,107	691,450	(83)	(517,250)	1,353,447

As additional consideration, the Company is to issue to Adar Bays Capital shares of common stock with a value equal to 25% of each note, determined at the time of signing of each note.

As of December 31, 2020, all were past maturity, in default and due on demand. As such, the Company accelerated the amortization of the remaining unamortized original issue and debt discounts during 2019. The Company entered into new convertible note agreements in 2021 and the related original discounts will be amortized over the life of the note. These new convertible note agreements are not considered in default.

The Company calculated a default reserve which represents the additional amount the Company would have to pay to all note holders in the event of the default on all convertible notes prior to 2021. Management calculated the amount utilizing additional premiums, accrued interest and default accrued interest as per the agreements. As of December 31, 2021 and 2020, the Company recorded a general default reserve of $1,364,204 and $2,278,648, respectively.

NOTE 13 – DERIVATIVE LIABILITIES

The Company classified certain conversion features in the convertible notes and preferred stock issued as embedded derivative instruments due to the variable conversion price feature and potential adjustments to conversion prices due to events of default. These conversion features are recorded as derivative liabilities at fair value in the consolidated financial statements. These fair value estimates were measured using inputs classified as Level 3 of the fair value hierarchy. The Company develops unobservable Level 3 inputs using the best information available in the circumstances, which might include its own data, or when it believes inputs based on external data better reflect the data that market participants would use, its bases its inputs on comparison with similar entities. Due to the existence of down round provisions, which create a path-dependent nature of the conversion prices of the convertible notes, For the 2021 and 2020 audit, the Company used Black-Scholes model, which incorporates inputs classified as Level 3 was appropriate.

The following table presents the assumptions used in the Black-Scholes Simulation models to determine the fair value of the derivative liabilities as of December 31, 2021 and 2020:

December 31, 2021 (Black-Scholes)
Risk-free interest rates	0.19%
Expected life (years)	1.00 year
Expected dividends	0%
Expected volatility	283%

December 31, 2020 (Black-Scholes)
Risk-free interest rates	0.21%
Expected life (years)	01.00 years
Expected dividends	0%
Expected volatility	467%

The following table provides a roll-forward of the fair values of the Company’s derivative liabilities for the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021
Balance – December 31, 2020	$23,798,241
Additional new conversion option derivatives	1,910,471
Conversion of note derivatives	(20,681,004)
Change in fair market value of derivative liabilities	1,731,229
Balance – December 31, 2021	$6,758,937

Year Ended December 31, 2020
Balance – December 31, 2019	$5,359,442
Issuance of new derivative liabilities	7,272
Reclass to additional paid-in capital	(428,733)
Change in fair market value of derivative liabilities	18,860,260
Balance – December 31, 2020	$23,798,241

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

In May 2021, the Company entered into a verbal agreement with Vox to repay $250 per week and all collection efforts are put on hold and forbearance on other receivable holders

The Company entered into a verbal agreement with Reliant Funding that has been in forbearance. Since April 2021, and the Company pays $10 per week until the Bluwire Newark location is re-opened.

As of December 31, 2021, the Company had total merchant financing payables of $588,201 with unamortized discounts of $2,754 for net payable of $585,446.

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

On June 4, 2021, $70,200 of the first round of PPP loans was forgiven by the SBA. During the third quarter 2021, $224,682 of the first and second round PPP loans were also forgiven. During the fourth quarter, the remaining $302,602 of the PPP loans were also forgiven by the SBA.

Beginning in December 2020 and during the first half of 2021, the Company’s 12 Retail subsidiary has received short term fundings from a private investor ranging between $30,000 and $50,000 in advances that are paid back and renewed in 45-to-60-day intervals for inventory and special orders for customers. All of these funds have been repaid to the investor.

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

On April 30, 2021 the Company received $30,000 from SBI and an received additional $40,000 on May 17, 2021 (see below).

On April 21, 2021 and May 4 2021 the Company received $50,000 from Adar Alef and on June 1, 2021 received an additional $50,000.

On May 6, 2021 the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 received an additional $50,000.

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

During the fourth quarter, the Company received $136,600 in loans from a private investor which carries no interest and no fixed repayment term. The Company plans to settle these loans in 2022.

NOTE 15 - STOCKHOLDERS’ DEFICIT

As of December 31, 2021 and 2020, the Company’s Articles of Incorporation, as amended and restated, is authorized to issue 20,000,000,000 shares of common stock at par value of $0.00001 and 50,000,000 shares of preferred stock at par value of $0.00001.

Reverse Stock Split and increased authorized common shares

On October 18, 2019, the Company completed a 100 for 1 reverse common stock split reducing the outstanding common shares to 25,410,391. The authorized common shares remain at 8 billion authorized common stock. As a subsequent event, as of May 18, 2021 the authorized was increased to 20,000,000,000 shares of common stock.

Preferred Stock

The Preferred Stock may be divided into such number and series as the Board of Directors may determine. The Board of Directors is authorized to determine and alter the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of Preferred Stock, and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors may increase or decrease (but not below the number of shares such series then outstanding) the number of shares of any series subsequent to the issue of shares of that series.

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

Series A Preferred Stock

As of December 31, 2021 and 2020, there were 10,000,000 designated shares of Series A Preferred Stock.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of any junior stock by reason of their ownership of such stock an amount per share for each share of Series A Preferred Stock held by them equal to the sum of the liquidation preference. If upon the liquidation, dissolution, or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Series A Preferred Stock are insufficient to permit the payment to such Holders of the full amounts specified in this Section then the entire remaining assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock in proportion to the full amounts they would otherwise be entitled to receive.

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

Voting

The Holder of each share of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder; and, (b) by 20. The holders of Series A Preferred Stock shall vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stock shareholders of the Company

2021 and 2020 Transactions

During the year ended December 31, 2021, the Company issued Series A Preferred Stock as follows:

- In March 2021, the company issued 1,250 Series A shares for cash.

- In April 2021, the company issued 1,250 Series A shares for cash.

- In April 2021, the company issued 25,000 Series A shares for cash.

- During the fourth quarter 2021, the Company issued 277,500 Series A shares as part of the employee stock plan. The Company also cancelled 12,750 of shares related to the employee stock plan for employees that are no longer a part of the Company.

-During the year ended December 31, 2020, the Company issued Series A preferred Stock as follows:   - In December 2020, the company issues 1,250 shares of Series A preferred stock for cash.   - During the third quarter of 2020 the company issued $12,750 Series A shares in restricted shares to employees under the Employee Restricted Stock Plan.

As of December 31, 2021 and 2020, there was 9,429,525 and 9,197,566 shares of Series A Preferred Stock deemed issued and outstanding.

Series B Preferred Stock

As of December 31, 2021 and 2020, there were 1,000,000 designated shares of Series B Preferred Stock.

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

Dividends

Series B Preferred Stock will carry an annual cumulative dividend, compounded monthly, payable solely upon redemption, liquidation, or conversion.

Redemption

The Series B Preferred Stock is mandatorily redeemable by the holder 15 months after issuance, and therefore is classified as temporary equity in the consolidated balance sheet.

2021 and 2020 Transactions

During the year ended December 31, 2021, the Company issued Series B Preferred Stock as follows:

-	In June 2021, the company converted 64,400 of series B shares and $64,400 into 212,015,385 common shares.

-	During the third quarter, Geneva Roth converted the remaining 106,000 series B preferred shares or $106,000 into 387,307,692 common shares.

During the year ended December 31, 2020, the Company issued Series B Preferred Stock as follows:

-	On January 16, 2020, an existing Series B stockholder purchased 53,000 Series B Preferred shares for proceeds of $53,000 under the same terms as their prior purchases.
-	The holders of 3,600 shares of Series B Preferred Stock converted these shares for 29,353,846 shares of common stock.

Series C Preferred Stock

As of December 31, 2021 and 2020, there were two designated shares of Series C Preferred Stock.

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

As of December 31, 2021 and 2020, there is two shares and one share of S Series C Preferred Stock issued and outstanding.

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

As of December 31, 2021 and 2020, there were 500,000 shares designated as Series D-1 Preferred Stock with a stated value of $2.00 per share (the “Stated Value”).

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

Redemption

Shares of the Series D-1 Preferred Stock shall be redeemable in cash, at any time after the issuance of the respective Series D-1 Preferred Stock at a price per share equal to 125% of the Stated Value plus the amount of accrued but unpaid dividends, provided, however, that 125% shall be replaced with 140% if the Company exercises its option to redeem the Series D-1 Preferred Stock after the initial 60 calendar day period. Therefore, the Series D-1 Preferred Stock is classified as temporary equity in the consolidated balance sheet.

As of December 31, 2021 and 2020, there are 0 Preferred Series D-1 shares issued and outstanding, respectively.

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

2021 transactions

During the second quarter, Oasis converted Oasis converted 275,075 series D-2 preferred shares and $888,860 of principal and interest into 1,269,800,000 common shares.

On May 6, 2021, the Company received $30,000 as an additional advance from Oasis Capital pursuant to previous agreements with Oasis and on May 13, 2021 received an additional $50,000 for a total of 72,027 Series D-2 preferred shares. Lastly the Company received an additional $50,000 on June 14, 2021 for an additional 45,045 Series D-2 preferred shares.

2020 transactions

In 2020, the Company converted an aggregate of 23,000 shares of Series D-2 Preferred Stock with a fair value of $46,000 into 355,142,105 shares of common stock.

During the three months ended March 31, 2020, Oasis Capital converted 5,450 Series D-2 Preferred shares with a value of $10,897 into 25,642,105 common shares.

During the remainder of 2020, the Company converted an aggregate of 17,550 shares of Series D-2 Preferred Stock with a fair value of $35,103 into 329,500,000 shares of common stock.

As of December 31, 2021 the Company had 754,410 Series D-2 Preferred Shares with a redemption value of $2,218,653 and 912,368 Series D-2 Preferred Shares with a redemption value of $2,607,162 as of December 31, 2020.

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

Redemption

At the option of the Holder the Company may be obligated to redeem any non-converted shares of Series D-3 Preferred Stock that are not deemed to be incentive shares and that are not deemed to be settlement shares through the issuance of a “PUT” to the Company. At the conclusion of the PUT Notice Period, the Holder may at any time request a redemption of some, part, or all of Holder’s non-converted shares of Series D-3 Preferred Stock by providing the Company with a PUT DEMAND. The Company would then be obligated to redeem any undisputed Securities within ten (10) business days of receipt of the PUT DEMAND. The Holder may at any time after issuing a PUT NOTICE rescind the PUT option, which could then only be reinstated through a future PUT NOTICE. The Series D-3 Preferred Stock is classified as temporary equity due to the existence of the PUT.

As of December 31, 2021 and 2020, there were 54,840 Preferred Series D-3 shares outstanding at $5.00 par representing a total of $274,234. There were accrued dividends of $27,420 and $61,977 at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, the Company had 128,494 Series D-5 Preferred Shares outstanding with a face value of $513,976. The company recorded had accrued dividends of $54,294 and $47,400 at December 31, 2021 and 2020, respectively.

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

- The Company issued 42,000 shares pursuant to the acquisition of Social Sunday. See Note 4.

There were no shares issued for 2020 or 2021.

As of December 31, 2021 and 2020, the Company had 92,680 and 104,680 Series D-6 Preferred Shares with a face value of $463,400 and $523,400.

Common Stock

2021 Transactions

During the year ended December 31, 2021, the Company converted principal and unpaid accrued interest totalling $120,300 into an aggregate of 785,026,210 shares of common stock.

During the year ended December 31, 2021, the Company converted an aggregate of 23,000 shares of Series D-2 Preferred Stock with a fair value of $46,000 into 355,142,105 shares of common stock.

2020 Transactions

During the year ended December 31, 2020, the Company converted principal and unpaid accrued interest totalling $120,300 into an aggregate of 785,026,210 shares of common stock.

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

Loss from continuing operations before income tax expense (benefit) is as follows:

	For the Years Ended
	December 31,
	2021	2020
Tax jurisdiction from:
- US	$(5,101,587)	$(21,957,557)
- Foreign
Hong Kong (HK)	(79,656)	(257,753)
Japan (JP)	56,948	(20,988)
Switzerland (EU)	-	404,331
Loss before income taxes	$(5,124,294)	$(21,789,991)

There was no provision for income taxes for the years ended December 31, 2021 and 2020, as the Company has tax losses in all jurisdictions. The expected approximate income tax rate for 2021 and 2020 for United States is 21%, Hong Kong is 16.5%, Japan is 30%, and Switzerland is 20%, whereas the actual rate was zero. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and permanent differences due to a significant amount of non-cash income and expenses.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
NOL carry forwards
United States – current rate	$5,513,210	$3,532,239
United States – effect of change in statutory rate	-	-
-Foreign	(50,327)	682,324
Total	5,462,884	4,246,044
Less: valuation allowance	(5,462,884)	(4,264,044)
Net deferred tax asset	$-	$-

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification, and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2021 and 2020. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $5,100,000 of U.S. and foreign carry forwards, the tax effect of which is approximately $5,500,000 as of December 31, 2021. Certain of these carry forwards begin to expire in 2024.

The U. S. NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company has not performed a study to determine if the NOL carry forwards are subject to these Section 382 limitations. In addition, the Company has foreign NOLs. The Company is still evaluating the impact of a change in stock ownership and the potential limitation of foreign NOLs.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $5,462,884 and $4,264,044 for deferred tax assets existing as of December 31, 2021 and 2020, respectively. The change in the valuation allowance was an increase of $1,188,840 and $617,310 for the years ended December 31, 2021 and 2020, respectively. The valuation allowance as of December 31, 2021 and 2020 is attributable to NOL carry forwards in the United States and foreign jurisdictions.

The Company’s tax returns are subject to examination by tax authorities in the U.S., and various state and foreign jurisdictions. The Company is generally no longer subject to examinations for years prior to 2014. The Company is currently delinquent in its income tax filings.

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

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments.

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

Right of Use Asset

In connection with the 12 Fashion Group and 12 Retail, the Company recognized a right of use asset of $355,882. The lease agreements mature between November 2022 and December 2023. Minimum rental payments in 2022 are $179,349 and long-term lease liability $176,533, respectively.

Operating Leases

In December 2021, the Company’s 12 Fashion Group, a division of 12 Retail Corporation, entered into a new office location under a 2 year lease. This new location is 1,700 square feet and caries a base monthly rent of $4,500 plus a pro-rated expenses for garbage and utilities. Also, in November 2021, the Company’s 12 Fashion Group division also entered into 1 year lease agreement in Long Island City. This new location is 1,510 square feet and carries a base monthly rent of $4,620 plus a pro-rated expenses for garbage and utilities. Management believes that this additional space is necessary to manage the consolidation of its fashion brands.

Other Commitments

The Company has a significant contract with an independent contractor third party company which plays a critical role to the ongoing operations of the Company. The contract is for an initial period of five years for which can be cancelled upon six months’ notice and payment of all outstanding fees. The minimum monthly payment is $35,000 for which additional amounts are to be reimbursed for expenses, etc. During the years ended December 31, 2021 and 2020, the Company paid $271,375 and $$220,975, respectively, under the contract to which an additional $525,552 was payable as of December 31, 2021. The Company relies upon the third party for obtaining financing, targeting acquisitions, general corporate guidance, financial reporting, etc. See Note 10 for discussion regarding issuances of Series A and common stock to the third party.

Contingencies

●	Auctus Fund Management (“Auctus”) vs. 12 ReTech Corporation. Auctus filed suit in August 2019 claiming breach of contract on a convertible promissory note dated April 25, 2018, which had a remaining principal balance of nearly $40,000. Auctus claimed it had the right to convert all or a portion of the debt into publicly traded shares and asserted damages totalling over $482,000. The Company had entered into a settlement agreement with Auctus that required the Company to make a cash payment of $120,375 and which was dependent on the Company receiving funding from a foreign investor. That investment did not occur, and the Company was unable to perform. Auctus had moved to restore the suit to the Court’s active docket. The Court denied the request but said it would entertain a claim based on diversity of citizenship. 12 ReTech has heard nothing more, but the possibility of claims remains. In addition to the claims for $482,000, claims for interest, attorney’s fees and costs could add substantially to the liability.

●	Bellridge Capital, LP, one of the Company’s convertible debt providers has sued the Company for non-performance and has obtained a default judgment in the amount of $214,195.74 in the southern district of New York. A judgment was obtained against 12 ReTech Corp. on October 14, 2020 in the amount of $217,195.74, plus 24% accrued interest, from March 21, 2019. The matter has settled and a satisfaction of judgment has been filed. 12 ReTech is waiting on a determination from Bellridge whether the satisfaction of judgment must be recorded because of the potential of a judgment lien.

●	J&S properties sued the Company regarding a lease for a subsidiary in the State of Utah that was never guaranteed by the Company, and obtained a default judgement in Salt Lake County. A default judgment was obtained against 12 ReTech Corp. on February 7, 2020 in the total of $54,124.10, plus attorneys’ fees and costs in the amount of $10,230.10. The company does not believe it was ever served. It has substantial defenses it intends to raise if and when the company tries to domesticate the judgment either in Arizona or Nevada.

●	RedWire Group, LLC (“RedWire Group”) filed for bankruptcy under Chapter 11 subsection V on March 6, 2020, and the case in ongoing. The Company has funded the initial costs. This Chapter 11 was converted by the Court to a Chapter 7 and discharged. The equipment was liquidated in 2021, and the Bank (Bank of American Fork) has been paid in full and all other debts have been discharged.

●	Leider Enterprises, Inc. D/b/a SM Distribution Inc a Florida corporation sued Bluwire Sun, LLC in Florida. The cause of action is for Breach of Contract, Account Stated, Unjust Enrichment, Goods Sold and Quantum Meruit. The amount of the claim is for approximately $38,000, plus attorneys’ fees and costs. Bluwire Sun, LLC and 12 ReTech Corp. allege they did not order the goods supposedly sold to them and they did not receive or accept delivery of any of the goods in the state of Florida

●	Rottenberg, Meril, Solomon, Bertiger & Guttilla (“Rottenberg”) sued the Company in Bergen County New Jersey and obtained a default judgement because the Company was never served. A judgment was obtained against 12 ReTech Corp. on August 13, 2020 in the amount of $16,975,29. The Company believes it has substantial counterclaims and defenses should Rottenberg ever try to enforce this judgement.

●	PCG Advisory Group (“PAG”) obtained a default judgement of $63,350 in New York because, we believe, it never properly served the Company and has tried to domesticate that judgement in Arizona. The Arizona Court refused to domesticate the judgment and has given PAG some time to prove proper service. That period has expired.

●	VXB & Orfwid d/b/a Lost + Wander sued the Company’s Social Decay d/b/a Social Sunday subsidiary and named the Company for invoices. 12 ReTech acquired a controlling interest in Social Decay, LLC d/b/a Social Sunday after the time frame of the claimed invoices. 12 ReTech only got notice of this claim on June 1, 2021 and intends to contest on the grounds of service of process and lack of liability for Social Decay’s debts. We have no record of ever guaranteeing payment, assuming the obligations, or in any way obligating 12 ReTech for Social Decay’s bills. A default has been entered. A judgment “prove up” will come next. Plaintiff’s complaint says its damages are $41,667.18 and it requests additional attorneys’ fees and costs. 12 ReTech’s lawyers have withdrawn and a hearing is set for March 10, 2022 to determine whether to deem admitted certain requests to admit filed by Plaintiff. 12 ReTech will contest any collection efforts outside the State of California on the grounds that it does no business there.

●	Tessco Technologies v Bluwire filed suit in Maryland. The Company has not been properly served and if served would dispute jurisdiction as well as other defenses on behalf of its Bluwire subsidiary

●	George Sharpe sued the Company in May 2021 in Nevada to try to obtain custodianship of the Company. The judge in this matter has ruled against the Plaintiff and in favor of 12 ReTech. There may be further proceedings involving Plaintiff’s claims and 12 ReTech Corp.’s claims for costs and attorneys’ fees. This matter has been resolved.

●

Montoya v. Lexi-Luu Designs, in the State of Arizona, Maricopa County Superior Court. 12 ReTech Corp. was not named on the summons but was served with the complaint. Montoya is suing Lexi-Luu Designs which was formed in 2018 for claims against another company. A Motion to Dismiss the lawsuit was denied. The claims asserted date from 2016, over two years before Lexi-Luu Designs was organized. Plaintiff has not moved the case along.

●	Momentum CFO (“Momentum”) was the contract accounting back-office service used by Social Decay, LLC. Social Decay, LLC had an outstanding balance with Momentum. As stated previously, 12 ReTech purchased the 100% membership interests of Social Decay, LLC, however, the debts of Social Decay, LLC were never assumed by 12 ReTech Corporation in any purchase contract or otherwise. As previously mentioned, the seller of Social Decay, LLC was contracted to remain on and run the business, but instead quit and abandoned the business, and the company has been closed since then. 12 ReTech could possibly make claims for counterclaims or attorneys’ fees but nothing is presently pending.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2021 and through the date of this filing in accordance with FASB ASC 855, “Subsequent Events”. The Company determined that it does have a material subsequent events to disclose as follows:

Subsequent Events:

-	On February 14, 2022, the company settled the convertible debt payable as well as judgement between Bellridge and the company for common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures, as of December 31, 2021 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 as a result of the identification of the material weaknesses described below.

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

Our Company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2022: (i) adopt sufficient written policies and procedures for accounting and financial reporting, (ii) complete the implementation of QuickBooks Enterprise solution for consistent recording and accounting of all transactions across all business groups started in 2020 and 2019 The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Accordingly, while the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles generally accepted in the United States of America.

While our internal controls are improving there is more work to do as our Company continued to recover from the Pandemic and increases employment so that we can better segregate Suites. During 2021 Management has taken steps to segregate duties. Personnel and officers who make journal entries have no control of the bank accounts. Operational personnel have no control over financial reporting.

The operations team consists of three main team members. One who is President of the Fashion Group, another as acting director of operations of the retail group and a store manager of our one open retail store. The Tech team consists of another three team members. One who is director of technology and in charge of developing the new APP. Another who is a UX development and another who is App Platform team leader. Our US operations are managed by several team members who co-ordinate all of the above at the directions of the CEO.

Individual operations team members make requests for A/P payments, inventory, and materials or for items to be purchased outside of the ordinary course of business. Such requests need to be approved by the initial supervisor where appropriate, reviewed and approved by a USA coordinator and then authorized by CEO. The authorized payments are then sent to the paymaster for payment and the Comptroller for posting and review to ensure that only authorized payments are made.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2021 there were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Accounting Officer that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The following sets forth information about our directors and executive officers as of December 31, 2021.

NAME	AGE	POSITION
Angelo Ponzetta	61	Chairman of the Board, Chief Executive Officer, Secretary, President

Daniele Monteverde	70	Chief Financial Officer, Director

Emily Santamore	45	President of 12 Fashion Group

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

Mr. Ponzetta is qualified to serve on our board because his experience and knowledge in the industry.

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

Mr. Monteverde holds a Ph.D. in Engineering (Specializing in Business Administration) from the University of Buenos Aires.

Mr. Monteverde is qualified to serve on our board because his experience and knowledge in the industry.

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

She received a Bachelor of Fine Arts from the Tyler School of Art at Temple University in 2002.

Advisory Board of Directors:

On October 30, 2017, the Company has created an Advisory Board of Directors to bring additional experience and strategic contacts to the Company. In October 2017, the Company appointed Richard Berman. In June 2018, the Company appointed Dominck D’Alleva. The Company is actively interviewing other qualified candidates for future consideration. Our advisory board consists of the following:

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

Richard J. Berman

Advisory Board Member of the Company since October 30, 2017.

Richard Berman’s business career spans over 35 years of venture capital, senior management, and mergers & acquisitions experience. Mr. Berman is a well-respected and seasoned professional, senior executive, and public Company Board member with extensive experience in many business sectors including finance, technology, retail, bioscience, and real estate.

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

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Further, in the normal course of business, we may have in our contracts indemnification clauses, written as either 1) mutual where each party will indemnify, defend, and hold each other harmless against losses arising from a breach of representations or covenants, or 2) out of intellectual property infringement or other claims made against certain parties; or 3) single where we have agreed to hold certain parties harmless against losses etc.

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

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the years ended December 31, 2021 and December 31, 2020.

Summary Compensation Table
Name and Principal Positions	Year	Accrued Compensation	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Equity Compensation	All Other Compensation	Total
Angelo Ponzetta, CEO, Chairman	2020	$150,000	None	None	None	None	None	$150,000
Angelo Ponzetta, CEO, Chairman (1)	2021	$150,000	None	None	None	None	None	$150,000
Daniele Monteverde CFO, Director	2020	$120,000	None	None	None	None	None	$120,000
Daniele Monteverde CFO, Director (2) CFO, Director	2021	$120,000	None	None	None	None	None	$120,000
Richard J. Berman Advisory Board (4) Joined 10/30/17	2020	$120,000	None	None	None	None	None	$120,000
Richard J. Berman Advisory Board (4) Joined 10/30/17	2021	$120,000	None	None	None	None	None	$120,000
Emily Santamore CEO (5) Join 03/19	2020	$180,000	None	None	None	None	None	$180,000
Emily Santamore CEO (5) Join 03/19	2021	$180,000	None	None	None	None	None	$180,000

(1)	(1) Angelo Ponzetta’s salary was increased to $12,500 per month starting in 2018. Mr. Ponzetta has agreed to defer the remaining regular payments until the Company has more consistent cash flow. In September 2019, Mr. Ponzetta converted the majority of outstanding payable to 823,244 Series A Preferred Stock. In light of the company’s difficulties during COVID, Mr. Ponzetta has only a minimum amount of cash and deferred the rest, the remaining amount has been accrued as of December 31, 2021.

(2)	Daniele Monteverde’s monthly salary is to be $10,000 per month beginning in November 2017 and continued until December 2021. However, Mr. Monteverde has agreed to defer regular payment until the Company has more consistent cash flow. In September 2019, Mr. Monteverde converted the majority of outstanding payable to 382,012 Series A Preferred Stock. Due to the company’s financial restraints, the company has deferred all of his compensation and as such for the remaining months in 2019, 2020 and 2021, Mr. Monteverde has deferred his compensation as such it has been accrued as of December 31, 2021.

(3).	The Company paid Mr. Berman $17,500 during 2018. Mr. Berman has been accruing compensation of $10,000 per month for 2019 and 2020. In September 2019, the Company converted his then accrued compensation to 441,027 Series A preferred stock. Due to the company’s financial restraints, the company has deferred all of his compensation for the remaining months in 2019, 2020 and 2021, Mr. Berman deferred his compensation as such it has been accrued as of December 31, 2021 In addition, Mr. Berman has paid for our facilities on Lexington Avenue out of his own funds and we have deferred reimbursement.

(4)	Emily Santamore monthly salary was $7,500 for the period March 2019 to December 2019. Ms. Santamore’s salary was increased to $15,000 per month of which $5,000 is deferred in January 2020. Ms Santamore salary remained at $15,000 per month of $4,000 was deferred starting in November 2021.

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

Employment Agreements

There are no employment agreements in place at the Company, except the following:

-	Greg Hael, consultant to 12 Fashion Group - former majority member of Red Wire Group, LLC. Has a 3-year consulting agreement with Red Wire Group LLC, whose payments were deferred until such time as the company was profitable and cash-flowing sufficient to make such payments. This contract has been discharged in the Red Wire Group Chapter 7 bankruptcy.

-	Emily Santamore, President of 12 Fashion Group - has a 3-year management contract to manage 12 Fashion Group, Inc. As of January 23, 2020, Ms. Santamore was promoted to President of the entire 12 Fashion Group, an unincorporated division of 12 Retail at a salary of $15,000 per month, subject to deferment of any amount over $4,000 per month until such time as 12 Fashion Group can afford to make the higher payments. This arrangement supersedes the Rune NYC management contract.

-	Chris Burden, member of Bluwire Group - as of October 1, 2019, Mr. Burden, who has previously served as President of Bluwire Group, LLC continued to nominally hold the title without the responsibility and has a 3-year consulting contract, with $5,000 per month payments that have been deferred. Mr. Burden has performed no services to the Company since the Covid-19 pandemic in March 2020.

-	Mauricio Ojeda, member of Bluwire Group - as of October 1, 2010, Mr. Ojeda, who previously served as the Chief Operating Officer of Bluwire Group, LLC continued to nominally hold the title without performing the responsibilities and has a 3-year consulting contract with $7,500 per month payments, with all but two payments having been deferred. Mr. Ojeda has performed no services for the Company since before the Covid-19 pandemic of 2020.

-	Samantha Sisca, former President of Social Decay - resigned her position on April 15, 2020, which she had held for the Company from the acquisition date of November 19, 2019 until the time of her resignation. The management agreement called for $7,000 in monthly payments, which were partially paid during the period in consultation with Ms. Sisca, based on the cash flow of the subsidiary she managed. Ms. Sisca has quit her job and provided no services to the Company since March 2020. The Company maintains a number of causes of action regarding Ms. Sisca, and management has not determined what actions it will take, if any.

-	Stefan Gugisberg, former CEO of 12 Europe A. G. (now defunct) (see resignations for details)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2022 by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

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

Unless otherwise indicated, the address of all listed stockholders is c/o 12Retech Corporation at 2828 N. Central Ave, Suite 831, Phoenix, AZ 85004.

Name and Address	Position	Shares Owned	Percentage owned (1)
Angelo Ponzetta, Unit B, 22/F, Times Centre, 391-407 Jaffe Road, Wanchai, Hong Kong - Common Shares (2)	CEO	450,580	0.00%
Angelo Ponzetta Preferred Series A Shares- 5.1 million (Convertible at 1 Series A Preferred Share for 20 common shares) (3)	CEO	Votes: 102,000,000	0.50%
Angelo Ponzetta Preferred Series C Shares- 2 shares at costs $1.00 (The Series C Preferred Shares have no equity value, no preference in liquidation and is not convertible into common shares, authorizes the holder to vote one billion (8,000,000,000) votes per share on any matter that shareholders are entitled to vote for under our Bylaws.	CEO	Votes: 16,000,000,000	79%
Angelo Ponzetta – Aggregate	CEO	Votes: 16,102,450,580	80%
Daniele Monteverde, Hanegi -1-30-8, Setagaya-ku, Tokyo 156-0042 – Common Shares (4)	CFO	35,500	0.00%
Daniele Monteverde, Preferred Series A Shares- 1.13 million (Convertible at 1 Series A Preferred share for 20 common shares) (4)	CFO	Votes: 22,600,000	0.11%
Daniele Monteverde – Aggregate	CFO	Votes: 22,635,500	0.11%
All officers and directors as a group (2 persons)		Votes: 16,125,086,080	80%

(1)	Based upon 13,250,857,253 shares of common stock issued and outstanding as of March 31, 2022 13,250,857,253.

(2)	Based upon 450,580 shares of common stock issued and outstanding as of March 31, 2022

(3)	Consists of 450,580 shares of common stock, 102,000,000 shares of common stock underlying Series A Preferred Stock, 16,000,000,000 shares of common stock underlying Series C Shares

(4)	Consists of 35,500 shares of common stock, 22,600,000 shares of common stock underlying Series A Preferred Stock.

Description of Registrant’s Securities

Company Stock

On March 8, 2019, the Company filed a with the Securities and Exchange Commission a Form 14C which increased the aggregate number of shares which this Company has the authority to issue from One Billion Fifty Million (1,050,000,000) to Eight Billion Fifty Million (8,050,000,000) shares. As of May 18, 2021 the authorized was increased to 20,000,000,000 shares of common stock, consisting of (a) Twenty Billion (20,000,000,000) shares of Common Stock, par value $0.00001 per share (the “Common Stock”) and (b) fifty million (50,000,000) shares of Preferred Stock, par value $0.00001 per share (the “Preferred Stock”). Of the Preferred Stock we have 8 classes designated as; Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series D-1 Preferred Stock, Series D-3 Preferred Stock, Series D-5 Preferred Stock, and Series D-6 Preferred Stock.

Series A Preferred Stock; each Series A Preferred Share is convertible to 20 shares of Common Stock, and has a liquidation preference over all of the Company’s other shares, and each Series A Preferred Share carries 20 votes on any matter requiring a vote of shareholders. This class consists of ten million (10,000,000) shares authorized, of which there 9,197,566 shares and 9,429,525 as of December 31, 2020 and December 31, 2021 (and as of the date of this report) respectively.

Series B. Preferred Stock; each Series B Preferred Share is non-voting, has a face value of $1, and is second in liquidation preference to Series A, and is convertible into Common Shares at a 35% discount to market. There are one million (1,000,000) shares authorized, with 170,400 and zero shares outstanding as of December 31, 2020 and December 31, 2021 respectively. As of the date of this report, there are zero shares outstanding.

Series C Preferred Stock; each Series C Preferred Share has no liquidation preference, is not convertible, is non-transferable, and has special voting privileges whereby each share of Series C Preferred has 8,000,000,000 in any matter requiring a vote of the shareholders. There are two (2) shares authorized of which one share was issued and outstanding as of December 31, 2020 and two issued and outstanding as of December 31, 2021.

Series D Preferred Stock; there are ten million (10,000,000) shares of Series D Preferred Stock, designated as “Blank Check Preferred” allowing the Board of directors to set the rights privileges and voting as determined by the Board as well as dividing this Series into other series as the need may arise. The Company has elected to create subclasses of Series D Preferred Shares, as follows:

Series D-1 Preferred Stock; consists of one million (1,000,000) shares of Series D-1 Preferred stock, with a face value of $2, and has a liquidation preference after Series B Preferred Shares, these shares are convertible into the Company’s Common Shares at a 25% discount to market or redeemable by the Company in a range of 125% - 140% of the face value, depending on how long the shares were outstanding. These shares are non-voting, with 311,250 and 0 outstanding as of December 31, 2020 and December 31, 2021 respectively. As of the date of this report, there are none outstanding.

Series D-2 Preferred Stock; consists of two million five hundred thousand (2,500,000) shares of Series D-2 Preferred stock, with a face value of $2, have a 8% annual dividend, are non-voting, and has a liquidation preference after Series D-1 Preferred Shares, these shares are convertible into the Company’s Common Shares at no discount and redeemable by the Company at the face value. There were 912,368 and 754,410 outstanding as of December 31, 2020 and December 31, 2021 respectively. As of the date of this report, there are 754,410 outstanding.

Series D-3 Preferred Stock; consists of one million (1,000,000) shares of Series D-3 Preferred stock, with a face value of $5, has a liquidation preference after Series D-2 Preferred Shares, have a 10% annual dividend, convertible at face value into Common Shares. For any shares held before May 31, 2019, there was a one-time PUT option, whereby the Company would be obligated to buy the shares back from the holder at face value, this PUT option was unexercised. There were 54,846 and 54,840 outstanding as of December 31, 2020 and December 31, 2021, respectively. As of the date of this report, there are 54,840 outstanding.

Series D-4 Preferred Stock; As a subsequent event in April 2020, the Company authorized one million (1,000,000) shares of Series D-4 Preferred stock, with a face value of $100, no annual dividend, are non-voting, and has a liquidation preference after Series D-3 Preferred Shares, these shares are convertible into the Company’s Common Shares at no discount. There were zero shares outstanding as of December 31, 2020 and December 31, 2021, respectively.

Series D-5 Preferred Stock; consists of one million (1,000,000) shares of Series D-5 Preferred Stock, has a $4 face value, has a 6% annual dividend payable in arrears, has no voting rights, convertible to Common Stock at face value. There were N/A and 128,494 Series D-5 Shares outstanding as of December 31, 2020 and December 31, 2021, respectively. As of the date of this report, there are 128,494 outstanding.

Series D-6 Preferred Stock; consists of one million (1,000,000) shares of Series D-6 Preferred Stock, has a face value of $5, there are no dividends, the shares are convertible at face value. There were N/A and 104,680 Series D-6 Shares outstanding as of December 31, 2020 and December 31, 2021, respectively. As of the date of this report, there are 104,680 outstanding.

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

In the twelve months ended December 31, 2021, the Company issued 11,685,404,697 Common Shares versus 1,140,168,315 in the twelve months ended December 31, 2020.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there have been and there are no currently proposed transaction, in which we are or were a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of more than 10% of any class of our voting securities, had or will have a direct or indirect material interest.

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

Due to stockholders at December 31, 2021 and December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Daniel Monteverde	$-	$-
Angelo Ponzetta	14,237	11,217
Christopher Burden	172,536	172,536
Maurice Ojeda	200,000	204,000
	$386,773	$383,753

Christopher Burden and Maurice Ojeda were prior owners of Bluwire and the liability noted here is owed by the Bluwire subsidiary.

The other amounts due to stockholders are non-interest bearing, unsecured and due on demand.

Director Independence

We do not currently have any “independent directors” within the meaning of the within the meaning of the Listing Rules of the Nasdaq Stock Market.

Review, Approval or Ratification of Transactions with Related Persons

We do not have a formal, written related party transactions policy for the review of transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditor, Ben Borgers, for professional services rendered for the audits of our annual financial statements of the fiscal years ended December 31, 2021 totalled $25,000. The aggregate fees billed by Ben Borgers for professional services rendered for the review of the financial statements included in our quarterly reports included on Form 10Q for period ending March 31, June 30, and September 30, 2021 was $14,580.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2021 contained in Item 8 above which are incorporated herein by this reference.

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

12 ReTech Corporation

Date: March 31, 2022		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

12 ReTech Corporation

Date: March 31, 2022		/s/ Angelo Ponzetta
	By:	Angelo Ponzetta
	Its:	Chief Executive Officer,
(Principal Executive Officer)

/s/ Daniele Monteverde
By:	Daniele Monteverde
Its:	Chief Financial Officer

